Form 10KSB
period 1999-08-31
ROMPUS INTERACTIVE PRODUCTIONS INC
filed 1999-12-13
CIK 1083973

==============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999
                                       or
 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                          Commission File Number 0-27047

                            ROMPUS INTERACTIVE CORP.
           (Name of small business issuer as specified in its charter)

              FLORIDA                                          65-0750004
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

        2550 ARGENTIA ROAD, SUITE 121
        MISSISSAUGA, ONTARIO, CANADA                            L5N 5R1
  (Address of principal executive offices)                     (Zip code)

                                 (905) 819-8100
                (Issuer's telephone number, including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.0001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended August 31, 1999, were $41,734. As of December 10, 1999, Registrant had 7,601,573 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $14,403,000. This calculation is based upon the closing sales price of $2.00 per share on December 10, 1999.

Transitional Small Business Disclosure Format (check one).  Yes [ ]  No [x]

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET


PART I                                                                    PAGE
------                                                                    ----
Item 1     Description of Business                                          1

Item 2     Description of Property                                          6

Item 3     Legal Proceedings                                                6

Item 4     Submission of Matters to a Vote of Security Holders              6

PART II
-------
Item 5     Market for Common Equity and Related Stockholder Matters         7

Item 6     Management's Discussion and Analysis                             7

Item 7     Financial Statements                                             9

Item 8     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          9

PART III
--------
Item 9     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act            9

Item 10    Executive Compensation                                          10

Item 11    Security Ownership of Certain Beneficial Owners and
               Management                                                  11

Item 12    Certain Relationships and Related Transactions                  12

PART IV
-------
Item 13    Exhibits and Reports on Form 8-K                                13

                                     PART I

ITEM 1 - BUSINESS

              A.      BUSINESS DEVELOPMENT

                      1. FORM AND YEAR OF ORGANIZATION

              Rompus Interactive Corp. (the "Company" or "Rompus") was first incorporated as Mercur Enterprises, Inc. in August, 1991 in the state of Florida. Reinstated in August, 1995, the Company changed its name to Auto Metreks, Inc. on January 3, 1997, and traded on the OTC/BB under the symbol ATMT until April 5, 1999. The Company changed its name to OnLine Hearing Dot Com, Co. on April 6, 1999. The Company's wholly-owned subsidiary, Rompus CD-ROM Production Ltd., is incorporated under the laws of the province of British Columbia, Canada ("Rompus-BC"). Effective July 30, 1999, the Company entered into a share exchange with Rompus-BC wherein the Company acquired all of the common stock of Rompus-BC in exchange for common and preferred stock of the Company. On July 30, 1999, the Company changed its name to Rompus Interactive Corporation. The Company commenced trading on the over-the-counter bulletin board ("OTC/BB") as ONLH and currently trades on the over-the-counter market as IDCD.

                      2. ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

              Not Applicable.

                      3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

              The Company entered into a share exchange agreement effective July 30, 1999, with certain of its shareholders, Rompus-BC and the shareholders of Rompus-BC that resulted in the Company being the parent and Rompus-BC being the subsidiary operating company.

              B.      BUSINESS OF ISSUER

              The Company's business focuses on providing innovative multimedia solutions to companies in E-commerce and Internet marketing. The Company has developed an innovative product known as the i.d.rom-TM-. An i.d.rom-TM- is a CD-ROM shaped like a business card, on which large amounts of audio and video information can be stored. When placed in a standard computer, it replays its multimedia content then connects to the user's web site. This product allows a company, regardless of its size or its industry, to market its image and products anywhere using leading edge multimedia technology. The concept is simple yet unique. Rompus is able to provide businesses worldwide with the technical, design and manufacturing means to better meet the demand of their markets. It does this by producing interactive multimedia presentations to fulfill its clients' communications needs, and delivering them in the i.d.rom-TM- package.

                      1. PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKET

     a.       THE MARKET

              The technology market has been molded by the explosive growth of the Internet and the overwhelming interest of the business community in E-commerce, expected to generated $95 billion in revenue by the end of 1999 according to the figures from Activmedia and sales of $3.2 trillion by 2003 according to Forrester Research. Online retail is an industry that the Boston Consulting Group cites as growing at a rate of 200% per annum. In addition, Giga Information Group found that companies are already saving billions of dollars by turning to the Internet to deal with suppliers, customers and internal communications.

         Many organizations have created expensive web sites, invested in elaborate E-commerce sites and purchased advertising, and still, have failed to drive target customers to their site, build brand identity or generate [substantial] revenue. This disparity has created a need for innovative new economy marketing initiatives. In fact, the Web is now the third most popular advertising and promotion medium for the local business market, after the Yellow Pages and newspapers, according to the Kelsey Group and ConStat Inc. Successful businesses are embracing innovative technology solutions in order to assume leadership in Internet and E-commerce initiatives.

b.       PRINCIPAL PRODUCTS AND SERVICES

         The Company's current products focus almost entirely on the i.d.rom-TM-. The i.d.rom-TM- is a quality, cost-effective marketing tool. An i.d.rom-TM- is a CD-ROM shaped like a business card, on which large amounts of audio and video information can be stored. When placed in a standard computer, it replays its multimedia content then connects to the user's web site. Marketing via an i.d.rom-TM- allows companies to increase their return on investment by displacing other marketing materials. Radio or television commercials and promotional videos can be reproduced and digitally edited. Artwork can be scanned and databases added effortlessly. Additionally, the i.d.rom-TM- can be programmed to link the user directly to any web site. Rompus has pioneered a revolutionary disc-to-net interfacing process, known as Connected CD-ROM. Webmasters can record site hits and orders generated by any i.d.rom-TM-. This, along with e-mail, is a powerful means to track the usage and effectiveness of a company's i.d.rom-TM- marketing program. The i.d.rom-TM-combines multimedia design and production by either the Company or the customer with specialized functions.

         i.       MULTIMEDIA DESIGN AND PRODUCTION

         Rompus' focus has been to create useful interfaces between information and information users. When placed in a standard computer, the i.d.rom-TM-replays its multimedia content then connects to the user's web site. The i.d.rom-TM- uses aspects of current existing media resources, such as television or radio commercials, corporate videos, brochure or catalog artwork or text, technical drawings or web site content, while reducing much of the media cost and production time. While the specific needs of each customer are different, Rompus can provide all of the services necessary to make a compelling and effective multimedia presentation and accompanying web site for each customer's i.d.rom-TM- .

         ii.      ON-LINE DESIGNER

         Rompus has created an unprecedented tool called the i.d.rom-TM-Designer. Using the Designer, the customer will be able to create their own multimedia presentation and label to be put on their i.d.rom-TM- . The Designer program will be available for download free of charge from the Company's i.d.rom-TM- web site, and will run on the customer's computer. Network and sever capacity is not required. When the customer is satisfied with their layout, they can upload the information to the i.d.rom-TM- server along with partial payment. The information will be compiled, and e-mailed back to the customer as an executable file, along with a draft of the label, for final confirmation. On confirmation of the order, the balance of payment will be remitted.

         iii.     SPECIALIZED FUNCTIONS

         While the Company continues to develop new and innovative functions and products, some specialized functions developed and proven by Rompus and available for use on i.d.rom-TM- are listed below:

                  1) DOCUMENT ENCRYPTION/PASSWORD DE-ENCRYPTION. Any document can be encrypted and delivered on an i.d.rom-TM-. The user of the i.d.rom-TM-cannot open the documents until they have acquired a password, by telephone, over the Internet or otherwise, from the issuer of the i.d.rom-TM- . This creates opportunities for the user to provide sensitive information, such as detailed product specifications, without the danger of widespread access. An issuer can also control the release of content by delivering the content but not supplying the password until the user provides the purchase price.

                  2) ONE CARD/MANY NAMES. A solution developed for customers such as real estate or financial services brokers allows profiles of many people to be stored on one i.d.rom-TM- while only the profile of the person whose name is printed on the label is accessible by the user. The user could still access generic information about the company no matter which individual person's information is accessed. Typing in the first few letters of the name of the person on the label could provide the user with not only information on the named individual but a link to the named person's e-mail address or individual web site.

                  3) CD KEY. This feature allows an i.d.rom-TM- to be registered as an exclusive key to a restricted web site. The i.d.rom-TM- creates a link to the secured site, and generates and passes an encrypted password. Unless the i.d.rom-TM- is in the computer, the user will not be able to access the site. The issuer can then ensure that only authorized individuals are privy to information contained on the site. For example, sensitive information such as pricing or product specifications, or premium content such as new music releases will be protected. This feature can be applied to existing CD-ROMs and CDs.

                  4) WEB LINK TRACKING. Every line to the Internet from every i.d.rom-TM- can be individually monitored to collect data on usage patterns. This process is transparent to the user, but allows Rompus and its customers to evaluate the effectiveness of each i.d.rom-TM-. Data can be made available in real time to customers, through a password protected web site, or delivered periodically as the customer requires.

                  5) I.D.ROM-TM- REFERRAL LINK. Every i.d.rom-TM- has an animated i.d.rom-TM- logo on its main menu. Mousing over this logo shows the notice to learn more about i.d.rom-TM- and connects the user to i.d.rom.com, the Company's web site.

                  6) VIDEO PLAYER. To eliminate the typical slow process of installing video playback software on the user's system, Rompus has incorporated the technical capability to embed the most popular video formats such as MPEG in the multimedia program. The result is a presentation that plays automatically and requires no set up or installation.

                  7) GIS DATA VIEWER. This is a highly specialized function that provides the non-expert with a map with pre-processed data presented to the user in a simple, intuitive interface.

                  8) WINDOWS/MACINTOSH COMPATIBILITY. Although the popularity of Macintosh appears to be waning, it still retains a very loyal customer base. Mac users tend to be early adopters, while being quite computer and design savvy. To avoid alienating this user group, Rompus develops i.d.roms to run on both Windows 95/98/NT and Macintosh platforms.

                  9) STOCK CONTENT. For less sophisticated customers who may not have a web site or presentable digital content, stock content will be made available. For example, content may be purchased or licensed from other sources and could include a screen saver, mortgage calculator, historic weather data, animals, etc. Customers will be able to select the stock content they want on the i.d.rom, they then only need to provide the label art.

                  10) MULTIMEDIA FUNCTIONS. In addition to the specialized functions listed above, an i.d.rom can deliver the latest in multimedia features. Currently the state of the art multimedia includes: text, full color still images, audio, video 2-D animation, 3-D renderings, 360-degree panoramic "virtual reality" environments, vector graphics which are infinitely scaleable and the ability to launch other applications.

                      2. DISTRIBUTION

         The Company's products are distributed directly to customers, through affiliations with advertising agencies, printers, print brokers, media designers, novelty distributors and licensees.

         Rompus intends to market its product through the following channels:
                  a. Directly to the Customer- Regional sales representatives will be situated across the United States and Canada and, as prospective customers are identified, a qualified i.d.rom representative will make personal contact.

                  b. Media Exposure- Mansfield Communications Inc. has been retained as Rompus' agency of record for all pubic relations initiatives. Mansfield has designed a comprehensive media campaign targeted to "No charge direct distribution services" (such as free software and e-mail web sites).

                  c. Advertising- Advertising will be focused primarily in the print medium. Rompus plans to advertise in national newspapers and fist round publications which are directed to the marketing industry.

                  d. Trade shows- The Company will exhibit the i.d.rom at selected venues such as Film Expo, Graphic Expo and Seybold.

                  e. Off-line- i.d.roms will be mailed directly to prospective customers and resellers.

                  f. On-line- On-line marketing will focus on the ease of finding and accessing the i.d.rom site through search engines and advertising banners, e-mail solicitations and product previews.

                  3.     STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR
                  SERVICE.

         i.d.rom is currently available for purchase by customers.

                  4.     COMPETITION

         There are several boutique companies currently offering similar cards in the United States and Canada. None of these competitors have created a significant presence in the market. These competitors focus primarily on the "Digicard" or the "RomCard". The "Digicard" is similar to the i.d.rom except that it is rectangular in shape, larger than the i.d.rom and has four bumps or "feet" on the corners to help it operate in the CD disc drive. The Digicard has been licensed to a number of small boutiques around the world but has been relatively ineffective in marketing because of technological deficiencies. These deficiencies include a tendency to break, a tendency to not properly perform when installed in the disc drive, and its marketed standard capacity of 16MB of Ram compared to the 30 MB of Ram the i.d.rom can accommodate. The "RomCard" has recently appeared in Europe but is not competitive with the i.d.rom because of its pricing and technology.

         Amway developed an on-line shopping service in conjunction with Microsoft which was launched in September 1999 and which utilizes a digital business card as part of the marketing campaign. Amway's order is currently being completed by Cinram International Inc. ("Cinram"), Rompus' i.d.rom manufacturer. The Amway card will refer only to Cinram, and it is intended that Cinram will direct any inquires for card production to Rompus.

         While there is no evidence of this to date, competitors may be able to devote greater resources to marketing and promotional campaigns, and devote substantially more resources to card development than the Company. Increased competition may result in reduced operating margins and loss of market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

                  5.     THE SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company has worked with Cinram, a Toronto-based company that manufactures prerecorded multimedia products. Cinram operates facilities in Canada, the United States, Europe and Latin America. With market capitalization of $800 million and fiscal year 1998 operating performance of $42 million in earnings, on sales of $642 million, Cinram is a dominant global player in pre-recorded multimedia products and services. Cinram and Rompus have entered into an oral agreement wherein Cinram is the sole global source of Rompus' i.d.roms. Rompus is obliged to order a minimum of 14 million i.d.roms in 2000, 25.4 million in 2001, and 35.6 million in 2002. Cinram guarantees to manufacture the initial two molds of the i.d.rom and to provide the peripheral equipment at its expense.

         Rompus currently contracts the pressing of the standard 12cm CD-ROMs to Cinram, and then has the product cut into the i.d.rom shape by a separate contractor. This two-step process has been identified as a potential production bottleneck, and the cutting step contributes significantly to the cost of the final product. The manufacturing process includes application of a silk-screened label, in up to four colors, on the disc surface prior to cutting. Cinram has recently eliminated the cutting step through the development of a new stamping method. This is expected to reduce production costs by 61% per unit. Recent negotiations have resulted in a 3-year agreement whereby Cinram will mold CD-ROMs in the unique i.d.rom shape. Under this agreement, Cinram will produce this product for Rompus only, and Rompus will use Cinram exclusively for manufacturing. Cinram will also promote the i.d.rom product world wide through its network of sales representatives.

                  6.     DEPENDENCE ON A SINGLE OR FEW CUSTOMERS

         Not Applicable.

                  7. THE IMPORTANCE OF PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD

         To protect its rights in and to its intellectual property, the Company relies on a combination of trademarks, copyrights and patents, trade secret protection, confidentiality agreements, and other contractual arrangements with its employees, affiliates, clients, strategic partners, and others. The protective steps it has taken may be inadequate to deter misappropriation of the Company's proprietary information. The Company may be unable to detect the unauthorized use of, or to take appropriate steps to enforce, its intellectual property rights. Rompus has registered certain of its trademarks in the United States and Canada and has pending U.S. applications for patents on certain of its proprietary technologies. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which it offers or intends to offer its products. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that it has violated a patent or infringed a copyright, trademark, or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on the Company's part, which could materially adversely affect the Company's business, results of operations, and financial condition. The Company incorporates certain licensed third-party technology in some of its services. In the governing license agreements, the licensors have generally agreed to defend, indemnify, and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure that these provisions will be adequate to protect it from infringement claims. The loss of, or inability to obtain or maintain, any of these technology licenses could result in delays in introduction of new services.

                  8.     GOVERNMENT APPROVAL.

         No government approval is required for any of the Company's current products or services.

                  9.     EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT
                  REGULATIONS

         Other than normal government regulations that any business encounters, the Company's business is not affected by any government regulations.

                  10     RESEARCH AND DEVELOPMENT COSTS.

         Since the Company began operations it has spent $150,000 on the research and development of its proprietary technology. The revenues the Company achieve will be primarily from strategic alliances and direct customer revenues.

Fees generated, while paying directly for research and technology costs accrued to date, will also fund the operations of the Company, which includes funding on-going technological development.

                  11. COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

         The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a landowner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

                  12.    EMPLOYEES

         As of the date hereof, the Company employed 26 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, the Company will attempt to hire additional employees as needed based on its growth rate.

                  13.    YEAR 2000

         The Company has addressed the Year 2000 ("Y2K") problem by replacing any non-compliant software. The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Y2K problem can affect any modern technology used by a business in the course of its day. Any machine that uses embedded computer technology is susceptible to this problem, including, for example, telephone systems, postage meters, scales, and of course, computers. The impact on a company is determined to a large extent by the company's dependence on these technologies to perform its day to day operations.

         Internally, the Company has reviewed all such equipment and has determined that all of its systems are Y2K compliant

         The costs of bringing the Company's technology up to Y2K compliance is less than $5,000. This is because the majority of the "patches" or programs designed to make software Y2K compliant were obtained over the Internet from manufacturers for little or no cost and the Company does not expect to rely heavily on outside consultants to upgrade its systems as most of the work can be performed in-house.

         Externally the Y2K problem may impact other entities with which the Company transacts business, and the Company cannot predict the impact that the Y2K challenges such entities face will have on the company. With regard to those companies that the Company does business with on a daily basis, the Company cannot guarantee that they will be vigilant about their Y2K plan of action.

ITEM 2 - PROPERTIES

         The main office of the Company is located at 2550 Argentia Road, Suite 121, Mississauga, Ontario, L5N 5R1 Canada. The Company leases 6,000 square feet at this location at the rate of $7,500 per month. The lease expires in August 2001.

ITEM 3 - LEGAL PROCEEDINGS

         To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective July 30, 1999, the shareholders of the company elected by majority consent to approve the exchange agreement between the Company and Rompus-BC and to elect the directors of the Company. The directors of the Company elected by the shareholders consist of Hugh Mansfield, Shawn Smith, Jeff Popham and Martin Tiernay. These individuals shall hold the positions of directors until the next annual meeting of shareholders. No other matters were submitted to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  MARKET INFORMATION

         The Company's common stock has traded in the OTC/BB market since April,1999 as ONLH. On July 30, 1999, the Company changed its symbol to IDCD and is now trading on the pink sheets.

             The following table sets forth the high and low bid prices for the Company's common stock since its inception as reported in the over-the-counter market. The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

                                        High             Low               High
              Quarter ended             Ask              Bid               Bid
              ---------------------------------------------------------------------
              3/31/97                   2.50              2.25             2.25
              6/30/97                   3.63              3.13             3.75
              9/30/97                   3.88              3.50             3.69
              12/31/97                  3.13              2.75             2.94
              3/31/98                   .50               .56              .56
              6/30/98                   .25               .06              .16
              9/30/98                   .38               .06              .22
              12/31/98                  .05               .02              .03
              3/31/99                   .08               .03              .06
              6/30/99                   .75               .75              .75
              9/30/99                   3.00              3.00             3.00


         (b)  STOCKHOLDERS

     As of December 10, 1999, the Company had approximately 1,023 holders of Company Common Stock.

         (c)  DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the

Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations, being August 31, 1999, the date of the Company's last-completed fiscal year. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters. Operational references refer to the Company's operating subsidiary, Rompus-BC.

         (a)      PLAN OF OPERATIONS

         The Company began operations in February 1998 for the purpose of developing its multimedia proprietary product: the i.d.rom. The Company has a limited operating history on which to evaluate its prospects. The risks, expense, and difficulties encountered by startup companies must be considered when evaluating the Company's prospects. The Company's plan of operations for the next twelve months is to further develop its products while seeking strategic alliances with media and Internet-related companies in order to demonstrate its technology to companies and consumers. The Company believes that its existing funds in combination with funds raised in private offerings and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months. However, there is no guarantee that the Company will be able to raise sufficient capital. Additionally, the Company's estimates of the costs to advertise and market its product might be low. The operating expenses of the Company cannot be predicted with certainty. They will depend on several factors, including the amount of marketing expenses, the acceptance of the Company's products in the market, and competition for such product. Management may be able to control the timing of development expenses in part by speeding up or slowing down marketing development and distribution activities

         A significant portion of the money recently raised in private placements of the Company's securities will be used to launch its products through a variety of sales channels as well as to create a provocative advertising and public relations campaign. In the first year, $1.8 million has been allocated to penetrate the market quickly and to capitalize on this limited window of opportunity.

         The Company's forecasted plan of operations for the twelve months ending August 31, 2000 consist of the following key figures:

        -  Revenues totaling                                  $13,782,000
        -  Costs of Sales                                     $ 6,375,000
        -  Sales Commissions                                  $ 1,497,000
        -  Wages and Salaries                                 $ 1,954,000
        -  Promotion and Advertising                          $   825,000
        -  Research and Development Costs                     $   340,000
        -  Office and General                                 $   300,000

         (b)      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations. Detailed information is contained in the financials included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

         Since inception, the Company has funded its capital requirements by financing activities, substantially through the sale of its equity securities. The Company anticipates that revenues generated by orders for the id.rom should be sufficient to fund the Company's operations over the next 12 months. As the operating entity, Rompus-

BC, has only recently had operational activities so there is no comparative period available for analysis by management.

         The Company's product, i.d.rom, was launched for marketing purposes in September 1999 and only limited test marketing was conducted prior to that. Therefore, the financial statements to August 31, 1999 only reflect some prior operations, start-up expenses and financing costs. The financial statements for the next three months will reflect actual operations.

         The current sales activity is quite high but has occurred only recently. The Company is actively seeking additional financing to sustain its rate of growth of personnel and related infrastructure. The degree of success and timing of same will dictate whether the Company continues to grow or must reduce operations in order to live within cash availability and cash generated by sales. Until this is resolved, management is trying to defer major expenses while focusing on generating cash through sales.

         Sales expectations are excellent and all indicators show that the forecasted Revenues for the year ending August 31, 2000 should be met and exceeded. However, the selling cycle has been much longer than anticipated and the next few months will be critical to the Company's success.

         In the meantime, concerted efforts are underway to obtain a financing commitment, which appears to be forthcoming during the month of December 1999. Until then, the Company continues to operate as conservatively as possible.

PART II - OTHER INFORMATION

ITEM 7.   FINANCIAL STATEMENTS

         The Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's former auditor, Barry Hechtman, advised the Company that they would no longer be able to continue as the Company's auditor because of the complexities they foresaw in complying with SEC requirements and recommended that the Company retain a medium-sized accounting firm familiar with such requirements to take over the Company's audit responsibilities from their firm.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

The directors and executive officers of the Company are as follows:


    NAME                              AGE            POSITION
    --------------------------------- -------------- ------------------------



         Hugh Mansfield                     37                Chairman of the Board
         Shawn Smith                        34                Chief Executive Officer, Director
         John Drewry                        61                Chief Financial Officer
         Jeff Popham                        33                Director
         Martin Tiernay                     38                Director


MR. HUGH MANSFIELD - CHAIRMAN OF THE BOARD. Mr. Mansfield joined the Company as a director in August, 1999. Mr. Mansfield is the owner of Mansfield Communications, a public relations agency he formed in 1994. Mr. Mansfield specializes in creating media awareness for corporations throughout North America. Mr. Mansfield received his Political Science degree from York University in 1987.

MR. SHAWN SMITH - CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Smith joined the Company as a Director in August, 1999 and was appointed Chief Executive Officer in July, 1999. Mr. Smith has over ten years senior executive experience in the natraceutical business. From September 1998 to June 1, 1999, Mr. Smith served as Vice President of Muscletech Research and Development. From April 1, 1997 to September 1998, Mr. Smith was Vice President and General Manager of Natraceuticals, Inc. From January, 1994 to April 1997, Mr. Smith was Vice President and General Manger of Visex Inc. He received his degree in economics from York University in 1987 and completed the Canadian Securities Course in 1988.

MR. JOHN DREWRY, CHIEF FINANCIAL OFFICER. Mr. Drewry joined Rompus in July, 1999. Prior to joining the Company, from 1990 to 1999, Mr. Drewry served as President of OTEC Software Corporation, which provides executive services to the technology industry. From 1987 to 1990, Mr. Drewry was President of Thoroughbred Canada, a U.S. software developer and from 1983 to 1987 was Partner in Charge of Computer Strategies for an international accounting firm. Mr. Drewry is a Fellow of the Institute of Chartered Accountants of Ontario and a Certified Management Consultant.

MR. JEFF POPHAM, DIRECTOR. Mr. Popham joined Rompus-BC in October, 1995, becoming a Director of Rompus in August, 1999. Prior to joining Rompus, Mr. Popham worked in real estate development and financing with Pardigm Properties from 1991 to September, 1995. Mr. Popham received his Bachelors of Science degree in Economics from the University of Victoria in 1988.

MR. MARTIN TIERNAY, DIRECTOR. Mr. Tiernay joined Rompus-BC as a director in 1999, becoming a Director of Rompus in August, 1999. Mr. Tiernay is currently the director of global sponsorship for Teleglobe Canada. Mr. Tiernay has held this position from July, 1999 to the present. Mr. Tiernay worked in the marketing department of British American Tobacco ("BAT") from August 1996 to June 1999. Prior to BAT, Mr. Tiernay worked with Imperial Tobacco in Montreal, from 1986 to 1996. Mr. Tiernay received his Bachelor of Business degree from the University of Ryerson University of 1995.

         (b)      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. As of August 31, 1999, the Company was not a reporting company and its officers, directors and beneficial owners of 10% or more equity in the Company were not required to file Forms 3 and 5.

ITEM 10-EXECUTIVE COMPENSATION

         (a)      SUMMARY COMPENSATION AND OPTIONS

         The Company currently has no operations but is the parent of the operating company, Rompus-BC. Rompus-BC's operations began in April 1995. Salary or other benefits or equivalent have been paid to executive officers of the Company as follows in the fiscal year ended August 31, 1999: Jeff Popham received $9,792 as a salary; Shawn Smith beneficially through his private company - $20,000; John Drewry beneficially through his private company -$10,000. No other salary or benefits, including long term compensation, has been awarded to any of the executive officers or directors of the Company or Rompus-BC. The Company did not grant any stock options to any executive officer or director in the last fiscal year.

         (b)      EMPLOYMENT AGREEMENTS

         There are currently no written employment agreements in effect between the Company and its executive officers.

         (c)      COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. In addition, the Company has granted effective September 24, 1999, options to purchase common stock exercisable from October 15, 1999 to September 30, 2002 at the price of $.80 per share as follows to its directors and officers in the following numbers: Hugh Mansfield, 100,000 options; Rocco Rossi, 100,000 options: Andrew DeFrancesco 200,000 options; Jeff Popham, 50,000 options; Martin Tiernay 100,000 options; Shawn Smith, 200,000 options; and John Drewry, 200,000 options.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of August 31, 1999, by
(i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

         The following disclosure is based upon the share ownership as of the year ended August 31, 1999.


NAME                                NUMBER OF SHARES(1)                BENEFICIALLY OWNED
-----------------------------------------------------------------------------------------
Yoshiro Higuchi(2)                          0                                   0
Jennie Popham(2)                            0                                   0
Jeff Popham(2,3)                            0                                   0
Cascadian Pacific Holdings Ltd.(2)          0                                   0
Tracy O'Hara(2)                             0                                   0
Phil Butterfield(2)                         0                                   0
Shawn Smith(2,3)                            0                                   0
Capstral Limited(2)                         0                                   0
Mansfield Communications Inc.(2,3)          0                                   0
Granitebridge Limited(2)                    0                                   0
Striker Capital Ltd.                        600,000                             7.9%
Rosehill Capital Holdings Ltd.              500,000                             6.6%
Hugh Mansfield(4)                           0                                   0
Martin Tiernay                              0                                   0
All officers and directors                  0                                   0
as a group (5 persons)(3)                   0                                   0

                         ------------------------------------------------------
(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2) The following shareholders have been issued Exchangeable Shares of Rompus-BC. These Exchangeable Shares may be exchanged for Common Stock of the Company on a one for one basis at the discretion of each shareholder. These shareholders also hold an equal number of voting Series A Special Voting Preferred Shares of the Company. Upon the issuance of Common Stock in exchange for a shareholder's Exchangeable Shares, the Company shall cancel such Preferred Shares held by the shareholder. The shareholders and the numbers of Exchangeable Shares/Series A Special Voting Preferred Shares held by them are: Yoshiro Higuchi, 1,350,000 shares, representing a fully diluted percentage ("fully diluted") of 8.13%; Jennie Popham and Jeff Popham, and Cascadian Pacific Holdings Ltd., 3,037,500, fully diluted 18.34%; Tracy O'Hara, 540,000, fully diluted 3.25%; Phil Butterfield, individually and as trustee for Harry Butterfield and Oonagh Butterfield, 1,822,500, fully diluted 10.98%; Shawn Smith, 450,000, fully diluted 2.71%; Capstral Limited, 500,000, fully diluted 3.02%; Mansfield Communications, 450,000, fully diluted 2.71%; 1367114 Ontario Limited, 350,000;Granitebridge, 425,000, fully diluted 2.56%; John Drewry, 75,000, fully diluted 0.45%.

(3) Hugh Mansfield, Jeff Popham, Martin Tiernay and Shawn Smith are directors of the Company. Of these individuals, Mr. Mansfield holds 450,000 Exchangeable Shares of Rompus-BC as the beneficial owner of Mansfield Communications as referred to in note 2; Mr. Popham owns 1,012,500 and beneficially owns with Jennie Popham a total of 2,025,000 Exchangeable Shares; and Mr. Smith owns 450,000 Exchangeable Shares. Officers of the Company consist of Mr. Smith as Chief Executive Officer and John Drewry as Chief Financial Officer. Officers and directors collectively own a total of 3,562,500 Exchangeable Shares of Rompus-BC (and an equal number of voting Series A Special Voting Preferred Shares of the Company) consisting of 21.46% of the stock of the Company on a fully diluted basis.
(4) Mr. Mansfield does not hold stock individually but has beneficial ownership of 450,000 through his ownership of Mansfield Communications

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 15, 1999, Rompus-BC entered into an agreement with Mansfield Communications wherein Mansfield will provide public relations for the Company to the financial and investment communities. This agreement requires Rompus to pay approximately $200,000 to Mansfield in exchange for these services. Mr. Mansfield is the Chief Executive Officer of Mansfield Communications and is the majority shareholder of Mansfield Communications. In all matters regarding agreements between the companies, Mr. Mansfield has provided a full and complete disclosure of the various advantages and disadvantages of the transactions and has disclosed his relationship to the board of directors of Rompus. All prior agreements were approved by a disinterested majority of the board of directors of Rompus. It is Mr. Mansfield's intention and that of the Board of Directors that all future agreements between Mansfield Communications and Rompus will continue to be the result of arms length negotiations and will be approved by a disinterested majority of both boards of directors.

      The Company's management believes that the terms of these transactions are no less favorable to the Company than would have been obtained from an unaffiliated third party in similar transactions. All future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


      (a)         EXHIBITS

2.1 Exchange Agreement by and between OnLine Hearing and Rompus-BC Effective July 30, 1999*
3.1  Articles of Incorporation, dated April 6, 1991*
3.2  Amendment to Articles of Incorporation, dated August 25, 1995*
3.3  Amendment of Articles of Incorporation, dated October 19, 1995*
3.4  Amendment of Articles of Incorporation, dated January 3, 1997*
3.5  Amendment of Articles of Incorporation, dated April 5, 1999*
3.6  Amendment of Articles of Incorporation, dated July 28, 1999*
3.7  Amendment of Articles of Incorporation, dated July 28, 1999*
3.8  Bylaws, dated August 25, 1995*
4.1  Specimen of Common Stock Certificate*
4.2  Specimen of Series A Special Voting Preferred Stock Certificate*
27.  Financial Data Schedule

*Incorporated by reference from Registration Statement 10-SB-12GA filed by the Company on August 16, 1999.

     (b)      REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ROMPUS INTERACTIVE CORPORATION


                                 By: /s/ Shawn Smith
                                     --------------------------------
                                        Shawn Smith
                                 Its:   Chief Executive Officer


Signature                                 Title                            Date
---------                                 -----                            ----
 /s/ Shawn Smith                        Chief Executive Officer,           December 10, 1999
----------------------------            Director
Shawn Smith


 /s/ Hugh Mansfield                     Chairman of the Board              December 10, 1999
----------------------------
Hugh Mansfield


 /s/ John Drewry                        Chief Financial Officer            December 10, 1999
----------------------------
John Drewry


 /s/ Jeff Popham                        Director                           December 10, 1999
----------------------------
Jeff Popham


 /s/ Martin Tiernay                     Director                           December 10, 1999
----------------------------
Martin Tiernay

                                       ROMPUS INTERACTIVE CORP.
                                       (Formerly known as Auto Metriks, Inc.)
                                       (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED FINANCIAL STATEMENTS
                                       (Expressed in U.S. dollars)
                                       August 31, 1999

CONTENTS


                                                              PAGE
                                                              ----
Auditors' Report                                                F-1

Consolidated Statement of Operations                            F-2

Consolidated Statement of Shareholders' Equity                  F-3

Consolidated Balance Sheet                                      F-4

Consolidated Statement of Cash Flows                            F-5

Notes to the Consolidated Financial Statements           F-6 - F-14

AUDITORS' REPORT


To the Shareholders of
Rompus Interactive Corp.


We have audited the accompanying consolidated balance sheet of Rompus Interactive Corp., a development stage company, as at August 31, 1999 and the consolidated statements of operations, changes in stockholders' equity and cash flows for year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at August 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

The comparative figures for 1998 are based upon financial statements which were reported on by another firm of chartered accountants.


                                                        Grant Thornton
                                                      (manually signed)


Markham, Canada
December 6, 1999                                        Chartered Accountants

=====================================================================================================
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. Dollars)                                                          April 4, 1995 to
                                                                                      August 31, 1999
Year Ended August 31                                          1999             1998        Cumulative
-----------------------------------------------------------------------------------------------------
Sales                                               $       41,734     $     78,777    $      141,012

Cost of sales                                               89,579           30,784           148,992
                                                      ------------       ----------      ------------

Gross margin                                               (47,845)          47,993            (7,980)
                                                      ------------       ----------      -------------

Expenses
   Selling, general and administrative                     252,410           41,606           378,630
   Depreciation and amortization                            13,845            3,239            23,127
   Compensation (Note 4(b)(v))                           1,799,982                -         1,799,982
   Financing (Note 4(b)(vi))                             1,500,000                -         1,500,000
   Foreign exchange loss                                    17,231                -            17,231
                                                      ------------       ----------      ------------
                                                         3,583,468           44,845         3,718,970
                                                      ------------       ----------      ------------


Net (loss) income                                   $   (3,631,313)    $      3,148    $   (3,726,950)
                                                      ============       ==========      ============
-----------------------------------------------------------------------------------------------------

Net (loss) income per share, basic
   and fully diluted (Note 1)                       $       (0.48)     $       0.00
                                                      ===========        ==========
-----------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

==================================================================================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in U.S. Dollars)
Year Ended August 31, 1999

----------------------------------------------------------------------------------------------------------------------------------
                             (Note 4)                (Note 4)              (Note 4)
                           Common Stock         Exchangeable Shares    Preferred shares Contributed          Subscription  Total
                        Shares     Amount      Shares      Amount     Shares  Amount    Surplus     Deficit  Receivable   Equity
                        ------     ------      ------      ------     ------  ------    -------     -------  ----------   ------
August 31, 1997            100 $       64           - $         -          - $     - $        - $   (98,785) $        - $  (98,721)
Net income 1998              -          -           -           -          -       -          -       3,148           -      3,148
                    ----------  ---------   ---------   ---------   -------- -------   --------   ---------   ---------  ---------

August 31, 1998    * 6,750,000         64           -           -          -       -          -     (95,637)          -    (95,573)

Exercise of options
  (Note 4(b)(v))     2,250,000  1,800,000           -           -          -       -          -           -           -  1,800,000
Share exchange
  (Note 4(b)(vii))  (9,000,000)(1,800,064)  9,000,000   1,800,064          -       -          -           -           -          -
Share issue
  (Note 4(b)(vi),
  (viii))            4,500,000  3,600,000           -           -          -       -          -           -  (1,388,010) 2,211,990

Share issue costs            -   (168,917)          -           -          -       -          -           -            -  (168,917)
Reclassification of
  common stock
  (Note 1, 4(a)(iv),
  (v),(vi))          3,101,573 (3,430,323) (9,000,000) (1,800,064) 9,000,000     900  5,229,487           -            -         -
Net loss 1999                -          -           -           -          -       -          -  (3,631,313)           -(3,631,313)
                     --------- ----------   ---------   ---------  --------- -------  ---------   ---------    --------- ---------

August 31, 1999      7,601,573 $      760           -  $        -  9,000,000 $   900 $5,229,487 $(3,726,950) $(1,388,010)$ 116,187
                     ========= ==========   =========   =========  ========  =======  =========  ==========   ==========  ========

* After giving retroactive effect to all splits which occurred during the 1999 fiscal period (Note 4).

----------------------------------------------------------------------------------------------------------------------------------

            See accompanying notes to the consolidated financial statements.


=============================================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
August 31  1999                                                   1998
--------------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                     $   494,614         $    29,261
   Accounts receivable                                           26,224               4,645
   Work in process                                               10,147                   -
   Prepaids                                                      18,680                   -
   Refundable investment tax credits                              4,646              24,129
                                                            -----------         -----------
                                                                554,311              58,035

Capital assets (Note 2)                                          34,354               7,652
Other assets                                                      5,478                   -
                                                            -----------         -----------

                                                            $   594,143         $    65,687
                                                            ===========         ===========

-------------------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable and accrued liabilities (Note 3)        $   311,758         $     6,707
   Due to related parties (Note 7)                              166,198             154,553
                                                            -----------         -----------
                                                                477,956             161,260
                                                            -----------         -----------

SHAREHOLDERS' EQUITY
Preferred stock (Note 4)                                            900                   -
Common stock (Note 4)                                               760                  64
Contributed surplus                                           5,229,487                   -
Subscription receivable                                      (1,388,010)                  -
Deficit                                                      (3,726,950)            (95,637)
                                                            -----------         -----------
                                                                116,187             (95,573)
                                                            -----------         -----------

                                                            $   594,143         $    65,687
                                                            ===========         ===========

--------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

======================================================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
Year Ended August 31                                                          1999               1998
------------------------------------------------------------------------------------------------------
Cash flows from (applied to)

   OPERATING
       Net (loss) income                                           $    (3,631,313)     $       3,148
       Depreciation and amortization                                        13,845              3,239
       Compensation expense                                              1,799,982                  -
       Financing expense                                                 1,500,000                  -
                                                                         ---------        -----------
                                                                          (317,486)             6,387
       Changes in
           Receivables                                                     (21,579)            (2,208)
           Work in process                                                 (10,147)                 -
           Prepaid expenses                                                (18,680)                 -
           Accounts payable and accrued liabilities                        305,051             (7,214)
           Refundable investment tax credits                                19,483              2,985
                                                                      ------------        -----------
                                                                           (43,358)               (50)
                                                                      ------------        -----------

   FINANCING
       Issuance of shares for cash                                         712,008                  -
       Share issue costs                                                  (168,917)                 -
       Advances from related parties                                        11,645             31,837
                                                                      ------------        -----------
                                                                           554,736             31,837
                                                                      ------------        -----------

   INVESTING
       Purchase of other assets                                             (5,478)                 -
       Purchase of capital assets                                          (40,547)            (3,448)
                                                                      ------------        ------------
                                                                           (46,025)            (3,448)
                                                                      ------------        -----------

Net increase in cash and cash equivalents
       during the year                                                     465,353             28,339

Cash and cash equivalents, beginning of year                                29,261                922
                                                                      ------------        -----------

Cash and cash equivalents, end of year                             $       494,614      $      29,261
                                                                      ============        ===========
-----------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

===============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

NATURE OF BUSINESS

Rompus Interactive Corp. ("Rompus" or the "Company"), organized under the laws of the State of Florida, is engaged in the business of selling "Net-connected" CD-ROMS as well as in the scientific research and experimental development (SR &
ED) efforts to create and improve such products. The Company conducts its operations through a wholly owned subsidiary, Rompus CD-ROM Production Ltd. ("Rompus-BC") located in Mississauga, Ontario, Canada. The CD-ROM market is global in nature, and Rompus-BC presently sells products in the United States and Canada.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise, and therefore, is subject to the usual business risks of development stage companies.

-------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the U.S.A. The financial statements are prepared using United States dollars.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Rompus and its wholly owned subsidiary, Rompus-BC.

On July 30, 1999, Rompus, a non-operating public company with 16,601,573 Common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Rompus-BC from various shareholders (the Acquisition). The Acquisition resulted in the owners and management of Rompus-BC having effective control of the combined entity.

Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Rompus-BC for the net monetary assets of Rompus, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Rompus), are those of the "legal acquiree" (Rompus-BC) (i.e. the "accounting acquirer").

===============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accordingly, the consolidated financial statements of Rompus as at August 31, 1999 and August 31, 1998, and for the fiscal years then ended, are the historical financial statements of Rompus-BC for the same periods adjusted for the following transactions contained in the Share Exchange Agreement executed at the consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, is as follows:

- Rompus acquired all of the outstanding shares of Common stock of Rompus-BC from various shareholders in exchange for 4,500,000 shares of newly issued Common stock of Rompus and 9,000,000 shares of newly issued Preferred stock of Rompus. The 9,000,000 Preferred shares will eventually be cancelled as the outstanding Exchangeable shares of Rompus-BC are exchanged for Common shares of Rompus. The Common stock and Preferred stock exchange, in addition to the existing Rompus shares outstanding, collectively resulted in the recapitalization of the Company. Loss per share calculations include the Company's change in capital structure for all periods presented.

The company incurred $168,917 of costs related to the acquisition. These costs were recorded as reductions in shareholders' equity in connection with the reclassification of equity resulting from the recapitalization.

USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

WORK IN PROCESS

Work in process is valued at the lower of cost and net realizable value.

DEPRECIATION

Rates of depreciation are applied to write off the cost of capital assets less estimated salvage value over their estimated useful lives. Furniture and equipment are depreciated on the diminishing balance basis at 20% per year. Computer equipment is depreciated on the diminishing balance basis at 50% per year. Computer software is depreciated on the straight line basis over two (2) years. Leasehold improvements are depreciated on the straight line basis over the term of the lease.

REVENUE RECOGNITION

Revenue is recognized at the time of shipment of the product to the customer.

===============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's estimate of the fair value of cash, receivables, payables and accruals approximates the carrying value.

INCOME TAXES

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

LOSS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following are the basic and fully diluted earnings per share calculations for the periods presented:


                                                                          AUGUST 31,       August 31,
                                                                                1999             1998
                                                                                ----             ----
Net (Loss) income                                                    $    (3,631,313)  $        3,148
                                                                      ===============   =============
Basic weighted average shares outstanding                                  7,601,573        7,601,573
                                                                      ===============   =============
Basic net (loss) income per Common share                             $        (0.48)   $        0.00
                                                                      ===============   =============

At August 31, 1999, there were 9,000,000 Exchangeable shares of Rompus-BC outstanding. Each of these Exchangeable shares is exchangeable for one Common share of Rompus. These shares were not included in the computation of diluted earnings per share because to do so would be antidilutive.

=======================================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
----------------------------------------------------------------------------------------
2.     CAPITAL ASSETS                                              1999             1998
                                                                   ----             ----
       COST
       Furniture and equipment                            $      12,075    $       1,165
       Computer equipment                                        37,374           14,381
       Computer software                                          7,700            1,572
       Leasehold improvements                                       516                -
                                                            -----------      -----------
                                                                 57,665           17,118
                                                            -----------      -----------
       ACCUMULATED DEPRECIATION
       Furniture and equipment                                    1,703              472
       Computer equipment                                        16,972            8,067
       Computer software                                          4,636              927
       Leasehold improvements                                         -                -
                                                            -----------      -----------
                                                                 23,311            9,466
                                                            -----------      -----------
       NET BOOK VALUE
       Furniture and equipment                                   10,372              693
       Computer equipment                                        20,402            6,314
       Computer software                                          3,064              645
       Leasehold improvements                                       516                -
                                                            -----------      -----------

                                                          $      34,354    $       7,652
                                                            ===========      ===========
----------------------------------------------------------------------------------------

3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    1999             1998
                                                                   ----             ----
       Accounts payable
           Trade                                          $      91,628    $       6,707
           Underwriter commission                               133,500                -
           Affiliated companies                                  32,510                -
                                                            -----------      -----------
                                                                257,638            6,707
       Accrued liabilities
           Professional fees                                     54,120                -
                                                            -----------      -----------

                                                          $     311,758    $       6,707
                                                            ===========      ===========

==============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

4.     CAPITAL STOCK


   CAPITAL STOCK                                                                1999             1998
                                                                                ----             ----
Authorized
       80,000,000 Common shares with a par value of $0.0001
       20,000,000 Preferred shares with a par value of $0.0001
                   (of which 9,000,000 are Series A Special Voting
                   Preferred shares).
Issued
        9,000,000 Series A Special Voting Preferred shares              $        900     $          -
        7,601,573 Common shares (1998 - 18,021,064)                              760               64
                                                                          ----------        ---------
                                                                        $      1,660     $         64
                                                                          ==========        =========

(a)    ROMPUS INTERACTIVE CORP.

i) On April 6, 1999, a 1:30 reverse stock split decreased the issued Common shares to 601,573 from 18,021,064. No fractional shares were issued and fractions were rounded up to the next full share.

ii) On May 17, 1999, 6,000,000 Common shares were issued to a supplier of the Company in exchange for a non-exclusive license to sell and distribute its products and services. Also, 3,000,000 common shares were issued to the company's management for services rendered. On July 30, 1999, the 9,000,000 Common shares issued on May 17, 1999 were cancelled and returned to the company as part of the Acquisition (Note 1).

iii) On May 17, 1999, there was a Reg. D Rule 504 Offering of 7,000,000 shares with a market value of $0.01 per share. The shares were issued at a price of $0.01 for total proceeds of $70,000. This offering effects Rompus before the Acquisition and is included in the reclassification of Common stock.

iv) On July 30, 1999, the Company issued 4,500,000 Common shares to the holders of the Common shares of Rompus-BC in exchange for their 4,500,000 Common shares of Rompus-BC as part of the Acquisition (Note 1).

v) On July, 30, 1999, the Company also issued 9,000,000 Series A Special Voting Preferred shares to the holders of the Exchangeable shares of Rompus-BC as part of the Acquisition (Note 1). The Series A Special Voting Preferred shares have no rights to any dividends or any distribution of any of the Company's property upon any liquidation, dissolution or winding-up. Upon the issuance of Common stock in exchange for a shareholder's Exchangeable shares of Rompus-BC (see Note 4(b)(iv), the Company shall cancel the Preferred stock held by the shareholder.

vi) On July 30, 1999, the Company cancelled 4,500,000 Common shares as part of the Acquisition (Note1).

===============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

4.     CAPITAL STOCK (CONTINUED)

(b)    ROMPUS CD-ROM PRODUCTION LTD.

The following capital stock transactions occurred in the subsidiary (Rompus-BC) during the year:

i) On March 26, 1999, a 10,000:1 stock split increased the issued Class "A" Common shares without par value to 1,000,000.

ii) On April 15, 1999, Rompus-BC renamed the Class "A" Common shares without par value, of which 100 were fully allotted and issued, "Common shares without par value". All authorized Class "B" and "C" Common shares and the 12% non-cumulative, non-voting redeemable Preferred shares were cancelled, none of which were allotted or issued, and the authorized capital of Rompus-BC was increased to 100,000,000 Common shares without par value.

iii) On July 26, 1999, a 6.75:1 stock split increased the issued Common shares without par value to 6,750,000.

iv) On July 27, 1999, Rompus-BC increased the authorized capital to 109,000,000 shares consisting of 100,000,000 Common shares without par value and 9,000,000 Exchangeable non-voting shares without par value by creating 9,000,000 Exchangeable non-voting shares without par value and with certain special rights and restrictions. These Exchangeable shares are entitled to dividends in priority to the Common shares of Rompus-BC. They are redeemable and retractable.

v) On July 28, 1999, Rompus-BC granted 2,250,000 options to purchase Common shares without par value to various management personnel. These options were exercisable at $0.000008 per share, have a market value of $0.80 per share and expire December 31, 1999. All options were exercised on July 28, 1999. All shares issued upon the exercise of these options have been recorded at the market value of $0.80 per share at total proceeds of $1,800,000 which resulted in a market value adjustment of $1,799,982 which is recorded in the statement of operations as compensation expenses.

vi) On July 28, 1999, Rompus-BC issued 2,000,000 Common shares in exchange for a $100,000 debenture. These shares have a market value of $0.80 per share and were recorded at $1,600,000 which resulted in a market adjustment of $1,500,000 which was recorded in the statement of operations as financing expenses.

vii) On July 29, 1999, Rompus-BC issued 9,000,000 Exchangeable shares in exchange for 9,000,000 Common shares outstanding as at that date.

===============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

4.     CAPITAL STOCK (CONTINUED)

viii) On July 29, 1999, Rompus-BC completed the issue and sale of 2,500,000 Common shares at $0.80 per share for total proceeds of $2,000,000. The proceeds have been fully allocated, based on the offering price, to share capital.

ix) As at July 30, 1999, immediately before the Acquisition, Rompus-BC had 4,500,000 Common shares allotted and issued and 9,000,000 Exchangeable shares allotted and issued.

-------------------------------------------------------------------------------

5.     COMMITMENTS

i) In July 1999, the Company issued a letter of intent to lease certain facilities under an operating lease that expires in August 2001. The lease commencement date is to be upon completion of leasehold improvements. Minimum future rental payments, exclusive of operating payments, under the lease as of August 31, 1999 are:

           2000                                               $    50,538
           2001                                                    58,350
                                                                ---------

                                                              $   108,888
                                                                =========

ii) The Company has entered into a verbal agreement with a company owned by the Chairman of the Board to provide public relations services during 1999 and 2000 totalling $200,000. As disclosed in Note 6, $14,528 of this agreement was paid during the current fiscal year.

-------------------------------------------------------------------------------

6.     RELATED PARTY TRANSACTIONS

During the year, the Company made the following expenditures to related parties:

     - 5 months rent for office space totalling $3,915, (1998 - $Nil) was paid to a company owned by the Chairman of the Board.

     - Consulting/management fees totalling $14,528, (1998 - $Nil) were paid to a company owned by the Chairman of the Board.

     - Consulting/management fees totalling $20,000, (1998 - $Nil) were paid to a company owned by the President of the company.

     - Consulting/management fees totalling $10,000, (1998 - $Nil), were paid to a company owned by the Chief Financial Officer.

These transactions occurred under terms and conditions reflecting prevailing market conditions.

Refer to Notes 3 and 7 for details of amounts owing to related parties.

===============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

7.     DUE TO RELATED PARTIES                          1999             1998
                                                       ----             ----
Due to shareholder                            $         812    $       1,976
Due to shareholder                                      450            1,271
Due to shareholder                                  164,936          151,306
                                                -----------      -----------

                                              $     166,198    $     154,553
                                                ===========      ===========

The due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

-------------------------------------------------------------------------------

8.     INCOME TAXES

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                                    1999             1998
                                                                    ----             ----
       Statutory tax (benefit) provision                  $   (1,634,100)    $      1,417
       Non-deductible expense                                  1,485,000                -
       Amortization of share issue costs                         (15,300)               -
       Tax benefit realized on tax loss carryforward                   -           (1,417)
       Other                                                     (16,800)               -
       Increase in valuation allowance                           181,200                -
                                                            ------------        ---------

                                                          $            -     $          -
                                                            ============        =========

Under SFAS No. 109, ACCOUNTING FOR INCOME TAXES, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                                  1999             1998
                                                                  ----             ----
   Deferred tax assets
       Net operating loss carryforwards                   $    211,200     $     30,500
       Capital assets                                            3,000            1,800
       Share issue costs                                        61,200                -
       Valuation allowance                                    (275,400)         (32,300)
                                                            -----------       ----------

                                                          $          -     $          -
                                                            ===========       ==========

===============================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 1999
-------------------------------------------------------------------------------

8.     INCOME TAXES (CONTINUED)

At August 31, 1999, the company had approximately $469,400 of net operating loss carryforwards which expire as follow:

       2003                                                       $   17,600
       2004                                                           47,800
       2005                                                            2,300
       2006                                                          401,700

-------------------------------------------------------------------------------

9.     UNCERTAINTY DUE TO YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those relating to the efforts of customers, suppliers, or other third parties will be fully resolved.

-------------------------------------------------------------------------------

10.    INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment.

For the year end August 31, 1999, the company's sales were distributed as follows:

       Canada                             $    39,634  (1998 - $Nil)
       United States                      $     2,107  (1998 - $Nil)

-------------------------------------------------------------------------------

11.    SUBSEQUENT EVENTS

On September 24, 1999, the Company granted 1,200,000 options entitling the holder thereof to purchase one share of Common stock per option, $0.0001 par value, at an exercise price of $0.80. Each option may be exercised immediately after the vesting date of October 15, 1999. The expiration date of 1,000,000 of the options is September 30, 2002 and for the remaining 200,000 the expiration date is October 14, 2004.