Form 10QSB
period 1999-11-30
ROMPUS INTERACTIVE PRODUCTIONS INC
filed 2000-01-14
CIK 1083973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1999

( )      For the transition period from __________ to __________

Commission file number: ________________

                            ROMPUS INTERACTIVE CORP.
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                       65-0750004
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


                          2550 Argentia Road, Suite 121
                      Mississauga, Ontario, Canada L5N 5R1
                            (905) 819-8900 -telephone
                           (905) 819-9105 - facsimile
                    (Address of principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

The issuer had 7,601,573 shares of its $.0001 par value Common Stock issued and outstanding as of January 10, 2000.

            Transitional Small Business Disclosure Format (check one)

                                    Yes     No X
                                       ---    ---

                            ROMPUS INTERACTIVE CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                               PAGE NO.
         Item 1.  Financial Statements

                  Comparative Unaudited Balance Sheet as of November 30, 1999
                  And August 31, 1999

                  Comparative Unaudited Statements of Operations for the Three Months Ended November 30, 1999 and for
                  November 30, 1998

                  Comparative Unaudited Statements of Cash Flows for the
                  Three Months Ended November 30, 1999, and for November 30, 1998

                  Notes to the Unaudited Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K
                  (a)   Exhibits
                  (b)   Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Comparative Unaudited Balance Sheet as of November 30, 1999 And August 31, 1999

         Comparative Unaudited Statements of Operations for the Three Months Ended November 30, 1999 and for November 30, 1998

         Comparative Unaudited Statements of Cash Flows for the
         Three Months Ended November 30, 1999, and for November 30, 1998

         Notes to the Unaudited Financial Statements

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


(Expressed in U.S. Dollars)                                                          April 4, 1995 to
                                                                                        Nov. 30, 1999
Three Months Ended November 30                                1999             1998        Cumulative
(Unaudited)
-----------------------------------------------------------------------------------------------------
Sales                                               $      139,181     $          -    $      280,193

Cost of sales                                               69,436            1,404           218,428
                                                    --------------     ------------    --------------

Gross margin                                                69,745           (1,404)           61,765
                                                    --------------     ------------    --------------

Expenses

   Selling, general and administrative                     706,322            3,190         1,084,951
   Depreciation and amortization                             3,765                -            26,893
   Compensation and professional
       services (Note 2)                                 3,788,000                -         5,147,982
   Financing                                                     -                -         1,500,000
   Foreign exchange loss (gain)                                945           (1,145)           18,176
                                                    --------------     ------------    --------------
                                                         4,499,032            2,045         7,778,002
                                                    --------------     ------------    --------------

Loss before other income                                (4,429,287)          (3,449)       (7,716,237)

Other income                                                19,620                -            19,620
                                                    ==============     ============    ==============

Net loss                                            $   (4,409,667)    $     (3,449)   $   (7,696,617)

-----------------------------------------------------------------------------------------------------

Net loss per share, basic
   and diluted (Note 1)                             $        (0.58)    $      (0.00)

-----------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS


(Expressed in U.S. Dollars)
(Unaudited)                                                           NOVEMBER 30,         August 31,
                                                                              1999               1999
-----------------------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                              $   1,222,587      $     494,614
   Accounts receivable                                                     114,397             26,224
   Work in process                                                          10,197             10,147
   Prepaids                                                                 41,998             18,680
   Refundable investment tax credits                                             -              4,646
                                                                     -------------      -------------
                                                                         1,389,179            554,311

Capital assets                                                              70,109             34,354
Other assets                                                                 6,723              5,478
                                                                     -------------      -------------

                                                                     $   1,466,011      $     594,143
                                                                     =============      =============


-----------------------------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable and accrued liabilities                          $     416,572      $     311,758
   Accrued compensation and professional services (Note 2)               3,788,000                  -
   Due to related parties (Note 4)                                         166,909            166,198
                                                                     -------------      -------------
                                                                         4,371,481            477,956
                                                                     -------------      -------------


SHAREHOLDERS' DEFICIENCY
Preferred stock (Note 3)                                                       900                900
Common stock (Note 3)                                                          760                760
Contributed surplus                                                      5,229,487          5,229,487
Subscription receivable                                                          -         (1,388,010)
Deficit                                                                 (8,136,617)        (3,726,950)
                                                                     -------------      -------------
                                                                        (2,905,470)           116,187
                                                                     -------------      -------------

                                                                     $   1,466,011      $     594,143
                                                                     =============      =============

-------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


(Expressed in U.S. Dollars)
Three Months Ended November 30                                                1999               1998
(Unaudited)
-----------------------------------------------------------------------------------------------------
Cash flows from (applied to)

   OPERATING
       Net loss                                                    $    (4,409,667)     $      (3,449)
       Accrued compensation and professional
           services expense                                              3,788,000                  -
       Depreciation and amortization                                         3,765                  -
                                                                   ---------------      -------------
                                                                          (617,902)            (3,449)
       Changes in
           Receivables                                                     (88,173)             3,148
           Work in process                                                     (50)                 -
           Prepaid expenses                                                (23,318)                 -
           Accounts payable and accrued liabilities                        104,814                 12
           Refundable investment tax credits                                 4,646             11,637
                                                                   ---------------      -------------
                                                                          (619,983)            11,348
                                                                   ===============      =============

   FINANCING
       Decrease in subscription receivable                               1,388,010                  -
       Advances from related parties                                           711              2,411
                                                                   ---------------      -------------
                                                                         1,388,721              2,411
                                                                   ===============      =============

   INVESTING
       Purchase of other assets                                             (1,245)                 -
       Purchase of capital assets                                          (39,520)                 -
                                                                   ---------------      -------------
                                                                           (40,765)                 -
                                                                   ---------------      -------------

Net increase in cash and cash equivalents
       during the year                                                     727,973             13,759

Cash and cash equivalents, beginning of period                             494,614             29,261
                                                                   ---------------      -------------

Cash and cash equivalents, end of period                           $     1,222,587      $      43,020
                                                                   ===============      =============

-------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
November 30, 1999
(Unaudited)
-------------------------------------------------------------------------------

1.     GENERAL

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended August 31, 1999 included in the Company's Annual Report on Form 10-KSB.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Rompus Interactive Corp. (Rompus) and its wholly owned subsidiary, Rompus CD-ROM Production Ltd. (Rompus-BC).

On July 30, 1999, Rompus, a non-operating public company with 16,601,573 Common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Rompus-BC from various shareholders (the Acquisition). The Acquisition resulted in the owners and management of Rompus-BC having effective control of the combined entity.

Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Rompus-BC for the net monetary assets of Rompus, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Rompus), are those of the "legal acquiree" (Rompus-BC) (i.e. the accounting acquirer).

-------------------------------------------------------------------------------

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
November 30, 1999
(Unaudited)
-------------------------------------------------------------------------------

1.     GENERAL (CONTINUED)

Accordingly, these consolidated financial statements of Rompus are the historical financial statements of Rompus-BC for the periods presented adjusted for the following transactions contained in the Share Exchange Agreement executed at the consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, is as follows:

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

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

-------------------------------------------------------------------------------

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
November 30, 1999
(Unaudited)
-------------------------------------------------------------------------------

LOSS PER SHARE (CONTINUED)

The following are the basic and diluted earnings per share calculations for the periods presented:


                                                    NOVEMBER 30,     November 30,
                                                            1999             1998
                                                 ---------------   -------------
Net loss                                         $    (4,409,667)  $       (3,449)
                                                 ===============   ==============

Weighted average shares outstanding                    7,601,573        7,601,573
                                                 ===============   ==============

Basic and diluted loss per Common share          $        (0.58)   $        0.00
                                                 ===============   ==============


At November 30, 1999, there were 9,000,000 Exchangeable shares of Rompus-BC outstanding. Each of these Exchangeable shares is exchangeable for one Common share of Rompus. These shares were not included in the computation of diluted earnings per share because to do so would be antidilutive.

There were stock options outstanding at November 30, 1999, to purchase 1,500,000 shares of common stock which were not included in the computation of diluted earnings per share because to do so would be antidilutive.

-------------------------------------------------------------------------------

2.     COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS

The Company has a stock option plan accounted for under APB Opinion 25 and related interpretations. The plan allows the Company to grant options to directors and employees up to an aggregate of 1,750,000 common shares. The options, which have a term expiring September 30, 2002 vest October 15, 1999. The exercise price for each option is $0.80 per share.

On September 24, 1999 the company issued 1,300,000 of these options when the quoted market price was $3.00 per share. The exercise price is below the market price and accordingly a compensation expense is recognized. These options were recorded as compensation and professional services expense of $2.20 per option for a total of $2,860,000.

-------------------------------------------------------------------------------

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
November 30, 1999
(Unaudited)
-------------------------------------------------------------------------------

2.     COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS
       (CONTINUED)

Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Had compensation cost for the above stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

       Net loss                                   As reported      $ (4,409,667)

                                                  Pro forma        $ (4,565,667)

       Net loss per share,  Basic and Diluted     As reported      $ (0.58)
                                                  Pro forma        $ (0.60)


The Company also has a stock option plan accounted for under SFAS no. 123 "Accounting for Stock-Based Compensation". The plan allows the Company to grant options to non-employees for consideration for services rendered up to an aggregate of 400,000 common shares. The options, which have a term expiring September 30, 2002 vest October 15, 1999. The exercise price for each option is $0.80 per share. The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants. Expected volatility of 0%; risk free interest rate of 5.75% and 6.10%; and expected lives of 3 years. The estimated fair value of each option was determined to be $2.32.

On September 24, 1999 the company issued 400,000 of these options. These options were recorded as compensation and professional services expense of $2.32 per option for a total of $928,000.

-------------------------------------------------------------------------------

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
November 30, 1999
(Unaudited)
-------------------------------------------------------------------------------

2.     COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS
       (CONTINUED)

A summary of the status of the Company's option plans as of November 30, 1999 and changes during the period ending on that date is represented below:


                                                  SHARES         WEIGHTED AVG.
                                            ------------         -------------
Outstanding, beginning of period                     Nil         $        0.00
Granted                                        1,700,000         $        0.80
Exercised                                              -
                                            ------------

Outstanding, end of period                     1,700,000         $        0.80
                                            ============

Options exercisable at period-end              1,700,000
                                            ============

Weighted average fair value of options
   granted during the period                $       2.32
                                            ============


The following table summarizes information about options outstanding and exercisable at November 30, 1999:


Range of                  Number          Weighted Avg.
Exercise             Outstanding              Remaining        Weighted Avg.
Prices           and Exercisable       Contractual Life       Exercise Price
------           ---------------       ----------------       --------------
$0.80               1,700,000              2.66 years          $     0.80


-------------------------------------------------------------------------------

3.     CAPITAL STOCK


                                                                        NOVEMBER 30,       August 31,
   CAPITAL STOCK                                                                1999             1999
                                                                        ------------       ----------
Authorized
       80,000,000 Common shares with a par value of $0.0001
       20,000,000 Preferred shares with a par value of $0.0001
                   (of which 9,000,000 are Series A Special Voting
                   Preferred shares).
Issued
        9,000,000 Series A Special Voting Preferred shares                $      900       $      900
        7,601,573 Common shares (August 31, 1999 - 7,601,573)                    760              760
                                                                          ----------       ----------
                                                                          $    1,660       $    1,660
                                                                          ==========       ==========


-------------------------------------------------------------------------------

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
November 30, 1999
(Unaudited)
-------------------------------------------------------------------------------

4.     DUE TO RELATED PARTIES            NOVEMBER 30,       August 31,
                                                 1999             1999
                                         ------------     ------------

Due to shareholders                      $    166,909     $    166,198
                                         ============     ============

The due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

-------------------------------------------------------------------------------

5.     UNCERTAINTY DUE TO YEAR 2000 ISSUE

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

5.     INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment.

For the three months ended November 30, 1999, the company's sales were distributed as follows:

       Canada                     $   109,311  (1998 - $Nil)
       United States              $    28,270  (1998 - $Nil)
       Puerto Rico                $     1,600  (1998 - $Nil)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Rompus Interactive Corp. (the "Company" or "Rompus") was first incorporated as Mercur Enterprises, Inc. in August, 1991 in the state of Florida. Reinstated in August, 1995, the Company changed its name to AutoMetreks, Inc. on January 3, 1997, and traded on the OTC/BB under the symbol ATMT until April 5, 1999. The Company changed its name to OnLine Hearing Dot Com, Co. on April 6, 1999. The Company's wholly owned subsidiary, Rompus CD-ROM Production Ltd., is incorporated under the laws of the province of British Columbia ("Rompus-BC"). Effective July 30, 1999, the Company entered into a share exchange with Rompus-BC wherein the Company acquired all of the common stock of Rompus-BC in exchange for common and preferred stock of the Company. On July 30, 1999, the Company changed its name to Rompus Interactive Corp. The Company commenced trading on the OTC/BB as IDCD and currently trades on the over the counter market as IDCD.

     With headquarters in Mississauga, Ontario, Canada, the Company's business focuses on providing innovative multimedia solutions to companies in e-commerce and Internet marketing. The Company has developed an innovative product known as the i.d.rom-TM-. An i.d.rom-TM- is a CD-ROM shaped like a business card, on which 40 MB of data can be stored. When placed in a standard computer, it automatically plays its multimedia content then connects to the issuer's web site. This product allows a company, regardless of its size or its industry to market its image and products anywhere using leading edge multimedia technology. The concept is simple yet unique. Rompus is able to provide businesses worldwide with the technical, design and manufacturing means to better meet the demands of their markets. It does this by producing interactive multimedia presentations to fulfill its clients' communications needs, and delivering them in the i.d.rom-TM- package.

PLAN OF OPERATIONS

         The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of the Plan of Operations, being August 31, 1999, the date of the Company's last-completed fiscal year. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters. Operational references refer to the Company's operating subsidiary, Rompus-BC.

         The Company began operations in February 1998 for the purpose of developing its multimedia proprietary product: the i.d.rom. The Company has a limited operating history on which to evaluate its prospects. The risks, expense, and difficulties encountered by startup companies must be considered when evaluating the Company's prospects. The Company's plan of operations for the next twelve months is to further develop its products while seeking strategic alliances with media and Internet-related companies in order to demonstrate its technology to companies and consumers. The Company believes that its existing funds in combination with funds raised in private offerings and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months. However, there is no guarantee that the Company will be able to raise sufficient capital. Additionally, the Company's estimates of the costs to advertise and market its product might be low. The operating expenses of the Company cannot be predicted with certainty. They will depend on several factors, including the amount of marketing expenses, the acceptance of the Company's products in the market, and competition for such product. Management may be able to control the timing of development expenses in part by speeding up or slowing down marketing development and distribution activities.

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

         The Company's forecasted plan of operations for the twelve months ending November 30, 2000 consist of the following key figures:

        -  Revenues totaling                       $ 13,782,000
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

         Since inception, the Company has funded its capital requirements by financing activities, substantially through the sale of its equity securities. The Company anticipates that revenues generated by orders for the id.rom should be sufficient to fund the Company's operations over the next 12 months. As the operating entity, Rompus-BC, has only recently had operational activities so there is no comparative period available for analysis by management.

         The Company's product, i.d.rom, was launched for marketing purposes in September, 1999 and only limited test marketing was conducted prior to that. Therefore, the financial statements for the quarter ending November 30, 1999 only reflect some actual operations, start-up expenses and financing costs.

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

         In the meantime, concerted efforts are underway to obtain a financing commitment, which appears to be forthcoming during the month of February, 2000. Until then, the Company continues to operate as conservatively as possible.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (10) Material Contracts -- Form of Option Agreement for options granted to Company's directors and officers (see Item 10(c) of Company's Form 10-KSB filed December 13, 1999)

                  (27)     Financial Data Schedule

          (b)     Reports on Form 8-K

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROMPUS INTERACTIVE CORP.

Date:    January 13, 2000                      /s/  Shawn Smith
                                         ------------------------------------
                                         Shawn Smith, Chief Executive Officer

Date:    January 13, 2000                      /s/  John Drewry
                                         ------------------------------------
                                         John Drewry, Chief Financial Officer