Form 10QSB
period 2000-02-29
ROMPUS INTERACTIVE CORP
filed 2000-04-14
CIK 1083973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2000

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



                     190 Robert Speck Parkway, P.O. Box 190
                      Mississauga, Ontario, Canada L4Z 3K3
                            (905) 896-4048 -telephone
                           (905) 896-7069 - facsimile
                    (Address of principal executive offices)

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

The issuer had 7,601,573 shares of its $.0001 par value Common Stock issued and outstanding as of April 12, 2000.


            Transitional Small Business Disclosure Format (check one)


                                    Yes    No X
                                       ---   ---

                            ROMPUS INTERACTIVE CORP.

                                      INDEX




PART I.  FINANCIAL INFORMATION


                                                                                                        PAGE NO.
                                                                                                        --------
                  Item 1.  Financial Statements

                           Condensed Consolidated Statement of Operations for the Three Months Ended February 29, 2000 and for
                           February 28, 1999

                           Condensed Consolidated Statement of Operations for the Six Months Ended February 29, 2000 and for
                           February 28, 1999

                           Condensed Consolidated Balance Sheets as of February 29, 2000
                           and August 31, 1999

                           Condensed Consolidated Statements of Cash Flows for the
                           Six Months Ended February 29, 2000 and for February 28, 1999

                           Notes to the Condensed Consolidated Financial Statements

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

                  Item 3.  Defaults Upon Senior Securities

                  Item 4.  Submission of Matters to a Vote of Security Holders

                  Item 5.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a)   Exhibits
                           (b)   Reports on Form 8-K

                                                                              2

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   Condensed Consolidated Statement of Operations for the Three Months Ended February 29, 2000 and for February 28, 1999

                   Condensed Consolidated Statement of Operations for the
                   Six Months Ended February 29, 2000 and for February 28, 1999

                   Condensed Consolidated Balance Sheets as of February 29, 2000 and August 31, 1999

                   Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended February 29, 2000 and for February 28, 1999

         Notes to the Condensed Consolidated Financial Statements


-----------------------------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                              Three Month Period
                                                                              Ended February 29,
                                                                     --------------------------------
                                                                               2000              1999
                                                                     --------------    --------------
Sales                                                                $      165,739    $        4,263

Cost of sales                                                                94,873             2,073
                                                                     --------------    --------------

Gross margin                                                                 70,866             2,190
                                                                     --------------    --------------

Expenses
   Selling, general and administrative                                      653,930               533
   Depreciation and amortization                                              8,769                 -
   Compensation and professional
       services (Note 2)                                                          -                 -
   Financing                                                                      -                 -
   Foreign exchange loss                                                     42,861             1,145
                                                                     --------------    --------------
                                                                            705,560             1,678
                                                                     --------------    --------------

(Loss) earnings before other income                                        (634,694)              512

Other income                                                                  6,585                 -
                                                                     --------------    --------------

Net (loss) earnings                                                  $     (628,109)   $          512
                                                                     ==============    ==============

-----------------------------------------------------------------------------------------------------

Net (loss) earnings per share, basic
   and diluted                                                       $       (0.08)    $         0.00
                                                                     =============     ==============

Weighted average shares, basic
   and diluted                                                           7,601,573          7,601,573
                                                                     =============     ==============

-----------------------------------------------------------------------------------------------------



              See accompanying notes to the condensed consolidated
                             financial statements.


-----------------------------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
-----------------------------------------------------------------------------------------------------
                                                             Six Month Period
                                                            Ended February 29,         Apr. 4, 1995 to
                                                    -------------------------------     Feb.29, 2000
                                                              2000             1999        Cumulative
                                                    --------------     ------------    --------------
Sales                                               $      304,920     $      4,263    $      445,932

Cost of sales                                              164,309            3,477           313,301
                                                    --------------     ------------    --------------

Gross margin                                               140,611              786           132,631
                                                    --------------     ------------    --------------

Expenses
   Selling, general and administrative                   1,360,252            3,723         1,738,882
   Depreciation and amortization                            12,534                -            35,661
   Compensation and professional
       services (Note 2)                                 3,788,000                -         5,587,982
   Financing                                                     -                -         1,500,000
   Foreign exchange loss                                    43,806                -            61,037
                                                    --------------     ------------    --------------
                                                         5,204,592            3,723         8,923,562
                                                    --------------     ------------    --------------

Loss before other income                                (5,063,981)          (2,937)       (8,790,931)

Other income                                                26,205                -            26,205
                                                    --------------     ------------    --------------

Net loss                                            $   (5,037,776)    $     (2,937)   $   (8,764,726)
                                                    ==============     ============    ==============

-----------------------------------------------------------------------------------------------------

Net loss per share, basic
   and diluted                                      $       (0.66)     $      (0.00)
                                                    ==============     ============
Weighted average shares, basic
   and diluted                                          7,601,573         7,601,573
                                                    ==============     ============

-----------------------------------------------------------------------------------------------------



              See accompanying notes to the condensed consolidated
                             financial statements.


------------------------------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)                                                           February 29,         August 31,
                                                                              2000               1999
------------------------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                              $     397,384      $     494,614
   Accounts receivable                                                     238,699             26,224
   Work in process                                                           7,588             10,147
   Prepaids                                                                 44,325             18,680
   Refundable investment tax credits                                             -              4,646
                                                                     -------------      -------------
                                                                           687,996            554,311

Capital assets                                                              85,936             34,354
Other assets                                                                 7,190              5,478
                                                                     -------------      -------------

                                                                     $     781,122      $     594,143
                                                                     =============      =============
------------------------------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable and accrued liabilities                          $     300,847      $     311,758
   Accrued compensation and professional services                        3,844,365                  -
   Due to related parties                                                  169,489            166,198
                                                                     -------------      -------------
                                                                         4,314,701            477,956
                                                                     -------------      -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock                                                                900                900
Common stock                                                                   760                760
Contributed surplus                                                      5,229,487          5,229,487
Subscription receivable                                                          -         (1,388,010)
Deficit                                                                 (8,764,726)        (3,726,950)
                                                                     -------------      -------------
                                                                        (3,533,579)           116,187
                                                                     --------------     -------------

                                                                     $     781,122      $     594,143
                                                                     =============      =============

------------------------------------------------------------------------------------------------------


              See accompanying notes to the condensed consolidated
                             financial statements.

-----------------------------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
Six Months Ended February 29                                                  2000               1999
(Unaudited)
-----------------------------------------------------------------------------------------------------
Cash flows from (applied to)

   OPERATING
       Net loss                                                    $    (5,037,776)     $      (2,937)
       Accrued compensation and professional
           services expense                                              3,788,000                  -
       Depreciation and amortization                                        12,534                  -
                                                                   ---------------      -------------
                                                                        (1,237,242)            (2,937)
       Changes in
           Receivables                                                    (212,475)              (866)
           Work in process                                                  (2,559)                 -
           Prepaid expenses                                                (25,645)                 -
           Accounts payable and accrued liabilities                        (10,911)             2,882
           Refundable investment tax credits                                 4,646             11,338
                                                                   ---------------      -------------
                                                                        (1,484,186)            10,417
                                                                   ---------------      -------------

   FINANCING
       Decrease in subscription receivable                               1,388,101                  -
       Advances to related parties                                               -             (1,183)
                                                                   ---------------      -------------
                                                                         1,388,101             (1,183)
                                                                   ---------------      -------------

   INVESTING
       Purchase of other assets                                             (1,245)                 -
       Purchase of capital assets                                          (60,391)           (25,900)
                                                                   ---------------      -------------
                                                                           (61,636)           (25,900)
                                                                   ---------------      -------------

   FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  60,491             12,687
                                                                   ---------------      -------------

Net decrease in cash and cash equivalents
       during the year                                                     (97,230)            (3,979)

Cash and cash equivalents, beginning of period                             494,614             29,261
                                                                   ---------------      -------------

Cash and cash equivalents, end of period                           $       397,384      $      25,282
                                                                   ===============      =============

-----------------------------------------------------------------------------------------------------



              See accompanying notes to the condensed consolidated
                             financial statements.

--------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
February 29, 2000
(Unaudited)
--------------------------------------------------------------------------------

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

On July 30, 1999, Rompus, acquired 100% of the outstanding common stock of Rompus-BC from various shareholders (the Acquisition). The Acquisition resulted in the owners and management of Rompus-BC having effective control of the combined entity.

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

--------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
February 29, 2000
(Unaudited)
--------------------------------------------------------------------------------

1.     GENERAL (CONTINUED)

At February 29, 2000, there were 9,000,000 Exchangeable shares of Rompus-BC outstanding. Each of these Exchangeable shares is exchangeable for one Common share of Rompus. These shares were not included in the computation of diluted earnings per share because to do so would be antidilutive.

There were stock options outstanding at February 29, 2000, to purchase 1,500,000 shares of common stock which were not included in the computation of diluted earnings per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the period were 7,601,573 (1999 - 7,601,573)

--------------------------------------------------------------------------------

2.     INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment.

For the six months ended February 29, 2000, the Company's sales were distributed as follows:


       Canada                               $   178,555  (1998 - $4,263)
       United States                        $   124,765  (1998 - $Nil)
       Puerto Rico                          $     1,600  (1998 - $Nil)


--------------------------------------------------------------------------------

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Rompus Interactive Corp. (the "Company" or "Rompus") was first incorporated as Mercur Enterprises, Inc. in August, 1991 in the state of Florida. Reinstated in August, 1995, the Company changed its name to AutoMetreks, Inc. on January 3, 1997, and traded on the OTC/BB under the symbol ATMT until April 5, 1999. The Company changed its name to OnLine Hearing Dot Com, Co. on April 6, 1999. The Company's wholly owned subsidiary, Rompus CD-ROM Production Ltd., is incorporated under the laws of the province of British Columbia ("Rompus-BC"). Effective July 30, 1999, the Company entered into a share exchange with Rompus-BC wherein the Company acquired all of the common stock of Rompus-BC in exchange for common and preferred stock of the Company. On July 30, 1999, the Company changed its name to Rompus Interactive Corp. The Company commenced trading on the OTC/BB as IDCD and currently trades on the over-the-counter market as IDCD.

With headquarters in Mississauga, Ontario, Canada, the Company's business focuses on providing innovative multimedia solutions to companies in e-commerce and Internet marketing. The Company has developed an innovative product known as the i.d.romTM. An i.d.rom is a CD-ROM shaped like a business card, on which 40 MB of data can be stored. When placed in a standard computer, it automatically plays its multimedia content then connects to the issuer's web site. This product allows a company, regardless of its size or its industry to market its image and products anywhere using leading edge multimedia technology. The concept is simple yet unique. Rompus is able to provide businesses worldwide with the technical, design and manufacturing means to better meet the demands of their markets. It does this by producing interactive multimedia presentations to fulfill its clients' communications needs, and delivering them in the i.d.rom package.

PLAN OF OPERATIONS

         The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, being April 13, 2000. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of this report, the occurrence of unanticipated events or other matters. Operational references refer to the Company's operating subsidiary, Rompus-BC.

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

         Beginning in July 1999, certain executive officers and managers accepted reduced salaries on a temporary basis to protect the cash assets of the Company. The unpaid portions of such salaries have been accrued, and in order to continue to preserve the Company's cash flow and cash reserves, portions of certain key executives' salaries will continue to be accrued until the Company obtains sufficient funds to make such payments without adverse effect to the Company's cash position. The unpaid portions are tied to company performance.

         The Company believes that its existing funds, in combination with funds anticipated to be raised in private offerings of debt and equity and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months. However, there is no guarantee that the Company will be able to raise sufficient capital or, if such capital is available, that it will be on terms acceptable to the Company. Additionally, the Company's estimates of the costs to advertise and market its product might be low. The operating expenses of the Company cannot be predicted with certainty. They will depend on several factors, including the amount of marketing expenses, the acceptance of the Company's products in the market, and competition for such product. Management may be able to control the timing of development expenses in part by speeding up or slowing down marketing development and distribution activities.

         A significant portion of the money recently raised in private placements of the Company's securities will be used to launch its products through a variety of sales channels as well as to create a provocative advertising and public relations campaign.

         The Company's forecasted plan of operations for the twelve months ending November 30, 2000 consist of the following key figures:


        -  Revenues totaling                                  $10,523,000
        -  Costs of Sales                                     $  5,577,000
        -  Sales Commissions                                  $  1,497,000
        -  Wages and Salaries                                 $    789,225
        -  Promotion and Advertising                          $    825,000
        -  Research and Development Costs                     $    340,000
        -  Office and General                                 $    300,000


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

         Since inception, the Company has funded its capital requirements by financing activities, substantially through the sale of its equity securities. The Company anticipates that revenues generated by orders for the i.d.rom(TM) should be sufficient to fund the Company's operations by the beginning of fiscal year II, beginning in September 2000. As the operating entity, Rompus-BC, has only recently had operational activities so there is no comparative period available for analysis by management.

         The Company's product, i.d.rom-TM-, was launched for marketing purposes in September, 1999 and only limited test marketing was conducted prior to that. Therefore, the financial statements for the quarter ending February 29, 2000 only reflect some actual operations, start-up expenses and financing costs.

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

         Sales expectations are excellent and all indicators show that the forecasted Revenues for the year ending August 31, 2000 should be met. However, the selling cycle has been much longer than anticipated and the next few months will be critical to the Company's success.

         In the meantime, concerted efforts are underway to obtain financing commitments, which appear to be forthcoming during the months of April and May 2000. Until then, the Company continues to operate as conservatively as possible.

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

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ROMPUS INTERACTIVE CORP.


Date:    April 13, 2000                          /s/  Shawn Smith
                                           ------------------------------------
                                           Shawn Smith, Chief Executive Officer

Date:    April 13, 2000                          /s/  John Drewry
                                           ------------------------------------
                                           John Drewry, Chief Financial Officer