Form 10QSB
period 2000-05-31
ROMPUS INTERACTIVE CORP
filed 2000-07-17
CIK 1083973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2000

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



                          2200 Yonge Street, Suite 1220
                        Toronto, Ontario, Canada M4S 2C6
                            (416) 544-8495 -telephone
                           (905) 896-7069 - facsimile
                    (Address of principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes    X          No
                                   ----------       ------

The issuer had 7,601,573 shares of its $.0001 par value Common Stock issued and outstanding as of April 12, 2000.


            Transitional Small Business Disclosure Format (check one)

                                Yes               No   X
                                   -----------      ------

                            ROMPUS INTERACTIVE CORP.

                                      INDEX




PART I.  FINANCIAL INFORMATION


                                                                                                        Page No.
                                                                                                        --------

                  Item 1.  Financial Statements

                           Condensed Consolidated Statement of Operations for
                           the Three Months Ended May 31, 2000 and for May 31,
                           1999

                           Condensed Consolidated Statement of Operations for
                           the Nine Months Ended May 31, 2000 and for May 31,
                           1999

                           Condensed Consolidated Balance Sheets as of May 31, 2000
                           And August 31, 1999

                           Condensed Consolidated Statements of Cash Flows for the
                           Nine Months Ended May 31, 2000, and for May 31, 1999

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

                  Item 3.  Defaults Upon Senior Securities

                  Item 4.  Submission of Matters to a Vote of Security Holders

                  Item 5.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a)   Exhibits
                           (b)   Reports on Form 8-K

================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                           Condensed Consolidated Statement of Operations for the Three Months Ended May 31, 2000 and for May 31, 1999 Condensed Consolidated Statement of Operations for the Nine Months Ended May 31, 2000 and for May 31, 1999

                           Condensed Consolidated Balance Sheets as of May 31, 2000 And August 31, 1999

                           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2000, and for May 31, 1999
                           Notes to the Condensed Consolidated Financial Statements

================================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                               Three Month Period
                                                                                  Ended May 31,
                                                                       ------------------------------
                                                                               2000              1999
                                                                       ------------      ------------

Sales                                                                $      803,673    $       22,433

Cost of sales                                                               621,175            32,795
                                                                       ------------      ------------

Gross margin                                                                182,498           (10,362)
                                                                       ------------      ------------

Expenses
   Selling, general and administrative                                      810,577            42,496
   Depreciation and amortization                                              9,979                 -
   Interest                                                                   2,376                 -
   Foreign exchange gain                                                    (88,233)                -
                                                                       -------------     ------------
                                                                            734,699            42,496
                                                                       ------------      ------------

Loss before other income                                                   (552,201)          (52,858)

Other income                                                                    204                 -
                                                                       ------------      ------------

Net loss                                                             $     (551,977)   $      (52,858)
                                                                       ============      ============

-----------------------------------------------------------------------------------------------------

Net loss per share, basic
   and diluted                                                       $      (0.07)     $        (0.01)
                                                                       ============      ============


Weighted average shares, basic
   and diluted                                                           7,601,573          7,601,573
                                                                       ============      ============

-----------------------------------------------------------------------------------------------------










   See accompanying notes to the condensed consolidated financial statements.

================================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                             Nine Month Period
                                                               Ended May 31,          Apr. 4, 1995 to
                                                    -------------------------------      May 31, 2000
                                                              2000             1999        Cumulative
                                                              ----             ----        ----------


Sales                                               $    1,108,593     $     26,696    $    1,249,605

Cost of sales                                              785,484           36,272           934,476
                                                      ------------       ----------      ------------

Gross margin                                               323,109           (9,576)          315,129
                                                      ------------       ----------      ------------

Expenses
   Selling, general and administrative                   2,170,829           46,219         2,549,459
   Depreciation and amortization                            22,513                -            45,640
   Compensation and professional
       services (Note 3)                                 3,788,000                -         5,587,982
   Financing                                                     -                -         1,500,000
   Interest                                                  2,376                -             2,376
   Foreign exchange gain                                   (44,427)               -           (27,196)
                                                      ------------       ----------      ------------
                                                         5,939,291           46,219         9,658,261
                                                      ------------       ----------      ------------

Loss before other income                                (5,616,182)         (55,795)       (9,343,132)

Other income                                                26,409                -            26,409
                                                      ------------       ----------      ------------

Net loss                                            $   (5,589,773)    $    (55,795)   $   (9,316,723)
                                                      ============       ==========      ============

-----------------------------------------------------------------------------------------------------

Net loss per share, basic
   and diluted                                      $       (0.74)     $      (0.01)
                                                      ============       ==========

Weighted average shares, basic
   and diluted                                          7,601,573         7,601,573
                                                      ============       ==========


-----------------------------------------------------------------------------------------------------




   See accompanying notes to the condensed consolidated financial statements.

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)


                                                                           May 31,         August 31,
                                                                              2000               1999
-----------------------------------------------------------------------------------------------------

ASSETS
Current
   Cash                                                           $        154,929     $      494,614
   Accounts receivable                                                     342,621             26,224
   Inventory                                                                 3,647                  -
   Work in process                                                         193,800             10,147
   Prepaids                                                                 16,649             18,680
   Employee advances                                                         7,893                  -
   Refundable investment tax credits                                             -              4,646
                                                                     -------------      -------------
                                                                           719,539            554,311

Capital assets                                                              98,188             34,354
Other assets                                                                19,755              5,478
                                                                     -------------      -------------

                                                                  $        837,482    $       594,143
                                                                     =============      =============

-----------------------------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable and accrued liabilities                       $        702,171    $       311,758
   Accrued compensation and professional services                        3,704,082                  -
   Due to related parties                                                  163,304            166,198
   Note payable                                                            353,501                  -
                                                                     -------------      -------------
                                                                         4,923,058            477,956
                                                                     -------------      -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock                                                                900                900
Common stock                                                                   760                760
Contributed surplus                                                      5,229,487          5,229,487
Subscription receivable                                                          -         (1,388,010)
Deficit                                                                 (9,316,723)        (3,726,950)
                                                                     -------------      -------------
                                                                        (4,085,576)           116,187
                                                                     -------------      -------------

                                                                  $        837,482    $       594,143
                                                                     =============      =============


-----------------------------------------------------------------------------------------------------



   See accompanying notes to the condensed consolidated financial statements.

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)
Nine Months Ended May 31


                                                                              2000               1999
-----------------------------------------------------------------------------------------------------

Cash flows from (applied to)

   OPERATING
       Net loss                                                    $    (5,589,773)     $     (55,795)
       Accrued compensation and professional
           services expense                                              3,788,000                  -
       Depreciation and amortization                                        22,513                  -
                                                                   ---------------      -------------
                                                                        (1,779,260)           (55,795)
       Changes in
           Receivables                                                    (324,290)            (4,086)
           Work in process                                                (183,653)                 -
           Prepaid expenses                                                  2,031                  -
           Inventory                                                        (3,647)                 -
           Accounts payable and accrued liabilities                        390,413              3,759
           Refundable investment tax credits                                 4,646             11,136
                                                                      ------------        -----------
                                                                        (1,893,760)           (44,986)
                                                                      ------------        -----------

   FINANCING
       Decrease in subscription receivable                               1,388,010                  -
       Advances to related parties                                               -             14,114
       Note payable                                                        353,501                  -
                                                                      ------------        -----------
                                                                         1,741,511             14,114
                                                                      ------------        -----------

   INVESTING
       Purchase of other assets                                            (10,976)                 -
       Purchase of capital assets                                          (85,742)                 -
                                                                      ------------        -----------
                                                                           (96,718)                 -
                                                                      ------------        -----------

   FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 (90,718)             1,851
                                                                      ------------        -----------

Net decrease in cash and cash equivalents
       during the period                                                  (339,685)           (29,021)

Cash and cash equivalents, beginning of period                             494,614             29,261
                                                                      ------------        -----------

Cash and cash equivalents, end of period                           $       154,929      $         240
                                                                      ============        ===========


-----------------------------------------------------------------------------------------------------



   See accompanying notes to the condensed consolidated financial statements.

================================================================================
ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
May 31, 2000
--------------------------------------------------------------------------------

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

================================================================================

ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
May 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

1.     GENERAL (CONTINUED)

At May 31, 2000, there were 9,000,000 Exchangeable shares of Rompus-BC outstanding. Each of these Exchangeable shares is exchangeable for one Common share of Rompus. These shares were not included in the computation of diluted earnings per share because to do so would be antidilutive.

There were stock options outstanding at May 31, 2000, to purchase 1,500,000 shares of common stock which were not included in the computation of diluted earnings per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the period were 7,601,573 (1999 - 7,601,573)

--------------------------------------------------------------------------------

2.     INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment.

For the nine months ended May 31, 2000, the company's sales were distributed as follows:

       Canada                                                 $   401,306  (1998 - $26,696)
       United States                                          $   700,064  (1998 - $Nil)
       Europe                                                 $     5,623  (1998 - $Nil)
       Puerto Rico                                            $     1,600  (1998 - $Nil)


--------------------------------------------------------------------------------

3.     COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS

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

================================================================================


ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
May 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

3.     COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS
       (CONTINUED)

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

       Net loss                                      As reported      $ (5,589,773)
                                                     Pro forma        $ (5,745,773)

       Net loss per share,  Basic and Diluted        As reported      $ (0.74)
                                                     Pro forma        $ (0.76)

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

================================================================================


ROMPUS INTERACTIVE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
May 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

3.     COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS
       (CONTINUED)

A summary of the status of the Company's option plans as of May 31, 2000 and changes during the period ending on that date is represented below:


                                                       Shares         Weighted Avg.
                                                       ------         -------------

Outstanding, beginning of period                          Nil         $        0.00
Granted                                             1,700,000         $        0.80
Exercised                                                   -
                                                 ------------

Outstanding, end of period                          1,700,000         $        0.80
                                                 ============

Options exercisable at period-end                   1,700,000
                                                 ============

Weighted average fair value of options
   granted during the period                  $          2.32
                                                 ============

The following table summarizes information about options outstanding and exercisable at May 31, 2000:


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

================================================================================

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

              With headquarters in Toronto, Ontario, Canada, the Company's business focuses on providing innovative multimedia solutions to companies in e-commerce and Internet marketing. The Company has developed an innovative product known as the i.d.romTM. An i.d.rom is a CD-ROM shaped like a business card, on which 40 MB of data can be stored. When placed in a standard computer, it automatically plays its multimedia content then connects to the issuer's web site. This product allows a company, regardless of its size or its industry to market its image and products anywhere using leading edge multimedia technology. The concept is simple yet unique. Rompus is able to provide businesses worldwide with the technical, design and manufacturing means to better meet the demands of their markets. It does this by producing interactive multimedia presentations to fulfill its clients' communications needs, and delivering them in the i.d.rom package.

PLAN OF OPERATIONS

              The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, being July 13, 2000. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of this report, the occurrence of unanticipated events or other matters. Operational references refer to the Company's operating subsidiary, Rompus-BC.

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

              The Company's product, i.d.rom(TM), was launched for marketing purposes in September 1999 and only limited test marketing was conducted prior to that.

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

              Sales expectations are good and all indicators show that the forecasted Revenues for the year ending August 31, 2000 should be met. However, the selling cycle has been much longer than anticipated and the next few months will be critical to the Company's success.

              In the meantime, concerted efforts have been underway to obtain financing commitments, which have been obtained during the month of July 2000. Nevertheless, the Company continues to operate as conservatively as possible.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         John Drewry, former Executive Vice-President and acting Chief Financial Officer, left the employ of the Company in May 2000. Mr. Drewry has filed a Statement of Claim against the Company alleging breach of his employment contract and seeking U.S. $175,000 in compensation and seeking a declaratory judgment concerning certain options and shares of the Company to which Mr. Drewry believes he is entitled. The Company is currently preparing a Statement of Defence to Mr. Drewry's claim.

         The Company terminated the employment of Jay Weiner, a former sales representative of the Company. Ontario legal counsel for Mr. Weiner sent a letter dated June 22, 2000, to the Company alleging that Mr. Weiner was wrongfully dismissed and offering to settle the matter for CDN. $35,000. At this date, management is not aware of any litigation having been commenced by Mr. Weiner.

         To the best knowledge of management, there are no other litigation matters pending or threatened against the Company which are not in the ordinary course of business.

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


                                            ROMPUS INTERACTIVE CORP.


Date:    July 15, 2000                         /s/  Shawn Smith
                                            ------------------------------------
                                            Shawn Smith, Chief Executive Officer

Date:    July 15, 2000                         /s/  Hugh Mansfield
                                            ------------------------------------
                                            Hugh Mansfield, Chairman