Form 10KSB
period 2000-08-31
ROMPUS INTERACTIVE CORP
filed 2000-12-14
CIK 1083973

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2000
                                       or
        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

2200 YONGE STREET, SUITE 1220
TORONTO, ONTARIO,   CANADA                                              M4S 2C6
(Address of principal executive offices)                              (Zip code)

                                 (416) 544-8495
                (Issuer's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.0001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. / /

Registrant's revenues for its fiscal year ended August 31, 2000 were $1,996,213. As of December 12, 2000, Registrant had 9,101,573 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $7,281,258.40. This calculation is based upon a price of $0.80 per share, which was the issuance price on the closing of the last financing completed by the Company on July 13, 2000.

Transitional Small Business Disclosure Format (check one).   Yes / /     No /X/

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET


PART I                                                                                 PAGE
------                                                                                 ----
Item 1      Description of Business

Item 2      Description of Properties

Item 3      Legal Proceedings

Item 4      Submission of Matters to a Vote of Security Holders

PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters

Item 6      Management's Discussion and Analysis

Item 7      Financial Statements

Item 8      Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act

Item 10      Executive Compensation

Item 11      Security Ownership of Certain Beneficial Owners and Management

Item 12      Certain Relationships and Related Transactions

PART IV

Item 13      Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

         A. BUSINESS DEVELOPMENT

                  1. FORM AND YEAR OF ORGANIZATION

         Rompus Interactive Corp. (the "Company" or "Rompus") was first incorporated as Mercur Enterprises, Inc. in August, 1991 in the state of Florida. Reinstated in August, 1995, the Company changed its name to Auto Metreks, Inc. on January 3, 1997, and traded on the OTC/BB under the symbol ATMT until April 5, 1999. The Company changed its name to OnLine Hearing Dot Com, Co. on April 6, 1999. The Company's wholly-owned subsidiary, Rompus CD-ROM Production Ltd. ("Rompus-BC"), was incorporated under the laws of the province of British Columbia, Canada, and effective April 20, 2000 was continued under the laws of the province of Ontario, Canada. Effective July 30, 1999, the Company entered into a share exchange with Rompus-BC wherein the Company acquired all of the common stock of Rompus-BC in exchange for common and preferred stock of the Company. On July 30, 1999, the Company changed its name to Rompus Interactive Corporation. The Company commenced trading on the over-the-counter bulletin board ("OTC/BB") as ONLH and currently trades on the over-the-counter market as IDCD.

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

         B.   BUSINESS OF ISSUER

         Rompus is an e-Marketing services firm that combines business strategy with technology to create innovative and comprehensive e-Marketing strategies. Rompus' strategic marketing solutions enable organizations to measurably improve the effectiveness of their traditional and e-Marketing campaigns. This integrated offering of comprehensive e-Marketing software and strategic e-Marketing consulting services allows companies to design, execute and measure the effectiveness of marketing campaigns that combine innovative online and traditional marketing strategies and tactics. This integrated approach will improve the effectiveness of customer acquisition and customer retention and enhance the performance of marketing budgets. Rompus delivers solutions that bridge the chasm between broad-based traditional marketing with today's need for direct, one-to-one digital marketing.

         Rompus solves the issue of customer acquisition and retention by providing a strategic approach to e-Marketing. Rompus' e-Marketing specialists design and develop the strategies behind effective integrated marketing that combines traditional marketing activities (direct marketing, public relations, print and mass media advertising) with multimedia (web, CD-ROM, i.d.rom and email) campaigns to drastically improve marketing results. These strategies utilize e-Marketing software products and solutions that deliver accurate return on investment analysis through refined data techniques. Rompus provides results for many clients with its integrated approach to strategic e-Marketing, centred on its defining motto: "Bring the World to Your Website(TM)".

         Rompus supports these solutions with a complete professional marketing services group that combines Internet technology services with traditional marketing services such as marketing consulting, creative services, media planning and database marketing. Rompus provides the essential marketing ideas, products and services to our clients to build their online businesses.


         b. PRINCIPAL PRODUCTS AND SERVICES

         Rompus' prime directive is to create "Performance Marketing" solutions that positively affect the growth of the organizations that the company is working with. These solutions may include the following:

         Integrated Marketing and Creative Strategy
         Branding and Positioning
         Creative Content Development
         Web and Multimedia Design and Production
         Data Base Design
         Customer Acquisition and Retention Modeling
         Tracking, Data Mining and Reporting


          The Company utilizes several marketing tools and products to deliver its' marketing services, both in an interactive and traditional format. Rompus has developed a leading-edge customer acquisition product named i.d.rom(TM). which has been a significant contributor to overall sales for the Company. The i.d.rom(TM) is a quality, cost-effective marketing tool that delivers targeted customers directly to a company's e-Business web site utilizing net-connected technology. This is the most effective manner in which to excite an audience as to one's products and services and deliver them directly to the targeted web site.

          An i.d.rom(TM) is a CD-ROM shaped like a business card, on which large amounts of audio and video information can be stored. When placed in a standard computer, it plays the multimedia content then connects to the i.d.rom(TM) user to the intended web site. Marketing via an i.d.rom(TM) allows companies to increase the return on their marketing investment by displacing other marketing materials which are non-interactive and can not provide a 3D view of its' products and services.. Radio or television commercials and promotional videos can be reproduced and digitally edited. Artwork can be scanned and databases added effortlessly. Additionally, the i.d.rom(TM) can be programmed to link the user directly to any web site. Rompus has pioneered a revolutionary disc-to-net interfacing process, known as Connected CD-ROM. Webmasters can record site hits and orders generated through the i.d.rom(TM). This, along with e-mail, is a powerful means to track the usage and effectiveness of a company's i.d.rom(TM) marketing program. The i.d.rom(TM) contains multimedia design and production produced by Rompus along with specialized, proprietary tracking and reporting features. These specialized tracking features, along with a proprietary group of other core technology applications are listed below.

         i. SPECIALIZED FUNCTIONS

         While the Company continues to develop new and innovative functions and products, some specialized functions developed and proven by Rompus and available for use are as follows:

                  1) DOCUMENT ENCRYPTION/PASSWORD DE-ENCRYPTION. Any document can be encrypted and delivered on an i.d.rom. The user of the i.d.rom cannot open the documents until they have acquired a password, by telephone, over the Internet or otherwise, from the issuer of the i.d.rom. This creates opportunities for the user to provide sensitive information, such as detailed product specifications, without the danger of widespread access. An issuer can also control the release of content by delivering the content but not supplying the password until the user provides the purchase price.

                  2) ONE CARD/MANY NAMES. A solution developed for customers such as real estate or financial services brokers allows profiles of many people to be stored on one i.d.rom while only the profile of the person whose name is printed on the label is accessible by the user. The user could still access generic information about the company no matter which individual person's information is accessed. Typing in the first few letters of the name of the person on the label could provide the user with not only information on the named individual but a link to the named person's e-mail address or individual web site.

                  3) CD KEY. This feature allows an i.d.rom to be registered as an exclusive key to a restricted web site. The i.d.rom creates a link to the secured site, and generates and passes an encrypted password. Unless the i.d.rom is in the computer, the user will not be able to access the site. The issuer can then ensure that only authorized individuals are privy to information contained on the site. For example, sensitive information such as pricing or product specifications, or premium content such as new music releases will be protected. This feature can be applied to existing CD-ROMs and CDs.

                  4) WEB LINK TRACKING. Every line to the Internet from every i.d.rom can be individually monitored to collect data on usage patterns. This process is transparent to the user, but allows Rompus and its customers to evaluate the effectiveness of each i.d.rom. Data can be made available in real time to customers, through a password protected web site, or delivered periodically as the customer requires.

                  5) DATA MINING AND REPORTING. Rompus has developed the proprietary ore process to evaluate the impact of all interactive marketing solutions by data mining the user's activity to determine what is of prime interest to them when viewing the interactive content. This data is then delivered o the e-Business once the user links to the site. This is of major importance when attempting to deliver true one-to-one, closed loop marketing solutions.

                  6) I.D.ROM REFERRAL LINK. Every i.d.rom as an animated i.d.rom logo on its main menu. Mousing over this logo shows the notice to learn more about i.d.rom and connects the user to i.d.rom.com, the Company's web site.

                  7) VIDEO PLAYER. To eliminate the typical slow process of installing video playback software on the user's system, Rompus has incorporated the technical capability to embed the most popular video formats such as MPEG in the multimedia program. The result is a presentation that plays automatically and requires no set up or installation.

                  8) GIS DATA VIEWER. This is a highly specialized function that provides the non-expert with a map with pre-processed data presented to the user in a simple, intuitive interface.

                  9) WINDOWS/MACINTOSH COMPATIBILITY. Although the popularity of Macintosh appears to be waning, it still retains a very loyal customer base. Mac users tend to be early adopters, while being quite computer and design savvy. To avoid alienating this user group, Rompus develops i.d.roms to run on both Windows (95/98/2000/NT) and Macintosh platforms.

                  10) STOCK CONTENT. For less sophisticated customers who may not have a web site or presentable digital content, stock content will be made available. For example, content may be purchased or licensed from other sources and could include a screen saver, mortgage calculator, historic weather data, animals, etc. Customers will be able to select the stock content they want on the i.d.rom, they then only need to provide the label art.

                  11) MULTIMEDIA FUNCTIONS. In addition to the specialized functions listed above, an i.d.rom can deliver the latest in multimedia features. Currently the state of the art multimedia includes: text, full color still images, audio, video 2-D animation, 3-D renderings, 360-degree panoramic "virtual reality" environments, vector graphics which are infinitely scaleable and the ability to launch other applications.

                  12) RETURN ON MARKETING INVESTMENT ANALYTICS TOOLSET. Rompus is in the initial stages of developing, in association with one of its partners, a web-based analytics reporting toolset that will allow marketing executives to evaluate in real terms that impact of all dollars spent on marketing by the firm. This technology is aimed at mid-market organizations who currently do not have the ability to interpret the effectiveness of the money they have spent on both traditional and interactive marketing vehicles.

                  2. DISTRIBUTION

         The Company's products and services are distributed directly to customers, through affiliations with advertising agencies, marketing agencies and integration specialists.

         Rompus markets its products and services through the following channels:

                  a. Directly to the Customer- Regional sales representatives are situated in Canada and the United States.

                  b. Value Added Resellers - These groups are located in Canada, The United States, Europe, South American and The Far East.

                  c. Public Relations - Mansfield Communications Inc. has been retained as Rompus' agency of record for all public relations initiatives. Mansfield has designed a comprehensive media campaign targeted to "No charge direct distribution services" (such as free software and e-mail web sites).

                  d. Advertising- Advertising will be focused in select print mediums along with interactive and digital tools such as rich email. Rompus will also conduct select direct marketing campaigns using the i.d.rom(TM) as the delivery platform.

                  e. Trade shows and Seminars - The Company will participate and exhibit in select direct marketing and e-Business based tradeshows and Seminars.


                  3. STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE.

         All Rompus products and services are available for purchase by customers.

                  4. COMPETITION

         There are several competitors in the e-Marketing space but few that have adopted the i.d.rom(TM) as a leading-edge marketing tool. This is considered as a major wedge product for the Company. Competitors in e-Marketing tend to focus on email as a prime directive or are considered web production houses whose deliveries are web sites solely. There are few groups who combine both strategic and implementation abilities and have a sales force in Canada and the United States. Major advertising agencies have began to move into the interactive production side of marketing and have primarily done so through the acquisition of smaller multimedia and web-based firms. The marketplace is becoming more competitive and pressures on margins are increasing.

                  5. THE SOURCES AND AVAILABILITY OF RAW MATERIALS

                      Not applicable.

                  6. DEPENDENCE ON A SINGLE OR FEW CUSTOMERS

                     Not applicable.

                  7. THE IMPORTANCE OF PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD

         To protect its rights in and to its intellectual property, the Company relies on a combination of trademarks, copyrights and patents, trade secret protection, confidentiality agreements, and other contractual arrangements with its employees, affiliates, clients, strategic partners, and others. The protective steps it has taken may be inadequate to deter misappropriation of the Company's proprietary information. The Company may be unable to detect the unauthorized use of, or to take appropriate steps to enforce, its intellectual property rights. Rompus has registered certain of its trademarks in the United States and Canada and has pending U.S. applications for patents on certain of its proprietary technologies. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which it offers or intends to offer its products. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that it has violated a patent or infringed a copyright, trademark, or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on the Company's part, which could materially adversely affect the Company's business, results of operations, and financial condition. The Company incorporates certain licensed third-party technology in some of its services. In the governing license agreements, the licensors have generally agreed to defend, indemnify, and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure that these provisions will be adequate to protect it from infringement claims. The loss of, or inability to obtain or maintain, any of these technology licenses could result in delays in introduction of new services. Trademarks registered to date are as follows:

         i.d.rom(TM)
         Bring the World to Your Website(TM)
         CDKey(TM)
         ROI Marketing Roadmap(TM)


                  8. GOVERNMENT APPROVAL.

         No government approval is required for any of the Company's current products or services.

                  9. EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

         Other than normal government regulations that any business encounters, the Company's business is not affected by any government regulations.

                  10. RESEARCH AND DEVELOPMENT COSTS.

         Since the Company began operations it has spent $150,000 on the research and development of its proprietary technology. The revenues the Company achieves will be primarily from strategic alliances and direct customer revenues. Fees generated, while paying directly for research and technology costs accrued to date, will also fund the operations of the Company, which includes funding ongoing technological development.

                  11. COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

         The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property that would lead to liability as a landowner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

                  12. EMPLOYEES

         As of the date hereof, the Company employed 23 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, the Company will attempt to hire additional employees as needed based on its growth rate.

                  13. YEAR 2000

         The Company addressed the Year 2000 ("Y2K") problem by replacing any non-compliant software. The Y2K problem was the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Y2K problem can affect any modern technology used by a business in the course of its day. Any machine that uses embedded computer technology is susceptible to this problem, including, for example, telephone systems, postage meters, scales, and of course, computers. The impact on a company is determined to a large extent by the company's dependence on these technologies to perform its day to day operations.

         Internally, the Company has reviewed all such equipment and determined that all of its systems are Y2K compliant. The cost of bringing the Company's technology up to Y2K compliance was less than $5,000. This was because the majority of the "patches" or programs designed to make software Y2K compliant were obtained over the Internet from manufacturers for little or no cost and the Company did not have to rely heavily on outside consultants to upgrade its systems as most of the work was performed in-house.

         Externally the Y2K problem may impact other entities with which the Company transacts business, and the Company cannot predict the impact that the Y2K challenges such entities face will have on the company. With regard to those companies that the Company does business with on a daily basis, the Company cannot guarantee that they will be vigilant about their Y2K plan of action.

ITEM 2 - DESCRIPTION OF PROPERTIES

         The main office of the Company is located at 2200 Yonge Street, Suite 1220, Toronto, Ontario, M4S 2C6 Canada. The Company leases 5,000 square feet at this location at the rate of $5,573 per month. The lease expires on August 15, 2001. As a condition of the lease, the Company has provided a letter of credit in favour of the landlord in the amount of $15,400. Rompus has an U.S. office located at 6033 West Century Blvd., Los Angeles., for which it pays $175 per month.

ITEM 3 - LEGAL PROCEEDINGS

         John Drewry, former Executive Vice-President and acting Chief Financial Officer, left the employ of the Company in May 2000. Mr. Drewry has filed a Statement of Claim against the Company alleging breach of his employment contract and seeking U.S. $175,000 in compensation and seeking a declaratory judgment concerning certain options and shares of the Company to which Mr. Drewry believes he is entitled. The Company has filed a Statement of Defence denying Mr. Drewry's entitlement to any of the relief he has claimed and has counterclaimed against Mr. Drewry seeking the return of any options or shares currently held by Mr. Drewry. The Company has pursued settlement discussions with Mr. Drewry's counsel. The Company's counsel anticipates that the claim and counterclaim will proceed to the discovery stage early in 2001.

         To the best knowledge of the Company's management, there are no other material litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective July 30, 1999, the shareholders of the company elected by majority consent to approve the exchange agreement between the Company and Rompus-BC and to elect the directors of the Company. The directors of the Company elected by the shareholders consist of Hugh Mansfield, Shawn Smith, Jeff Popham and Martin Tiernay. These individuals shall hold the positions of directors until the next annual meeting of shareholders. No other matters have been submitted to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION

         The Company's common stock has traded in the OTC/BB market since April 1999 as ONLH. On July 30, 1999, the Company changed its symbol to IDCD and is now listed on the pink sheets. In 1999, the Company filed through its sponsoring broker, Sierra Brokerage Services Inc., a Form 211 application in respect of its common stock with the U.S. National Association of Securities Dealers Regulation (NASDR) pursuant to SEC Rule 15c2-11. This application is still pending with the NASDR.

             The following table sets forth the high and low closing prices for the Company's common stock for the indicated quarters as reported in the over-the-counter market. The prices below also reflect inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions. As the Company's Form 211 application is still pending before NASDR, there have been no trades in the Company's common stock since March 9, 2000.

                                        High              Low
              Quarter ended             Close             Close
              -----------------------------------------------------------
              12/31/97                  3.563             2.75
              3/31/98                   3.125             .125
              6/30/98                   .563              .063
              9/30/98                   .25               .063
              12/31/98                  .063              .02
              3/31/99                   .06               .02
              6/30/99                   .10               .031
              9/30/99                   4.50              .10
              12/31/99                  3.50              2.00
              3/31/00                   2.875             2.00

         (B) STOCKHOLDERS

         As of December 12, 2000, the Company had approximately 1,025 holders of Company Common Stock.

         (C) DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations, being August 31, 2000, the date of the Company's last-completed fiscal year. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters.

         (a) GENERAL

         The Company began operations in February 1998 for the purpose of developing its multimedia proprietary product: the i.d.rom. The Company has a limited operating history on which to evaluate its prospects. The risks, expense, and difficulties encountered by startup companies must be considered when evaluating the Company's prospects. The Company's plan of operations for the next twelve months is to broaden its products and services offerings while seeking strategic alliances with marketing, CRM and media companies in order to demonstrate its technology to companies and consumers. The Company believes that its existing funds in combination with funds raised in private offerings and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months. However, there is no guarantee that the Company will be able to raise sufficient capital. Additionally, the Company's estimates of the costs to advertise and market its product might be low. The operating expenses of the Company cannot be predicted with certainty. They will depend on several factors, including the amount of marketing expenses, the acceptance of the Company's products in the market, and competition for such product. Management may be able to control the timing of development expenses in part by speeding up or slowing down marketing development and distribution activities

         A select portion of the money raised in future private placements of the Company's securities will be used to launch its products through a variety of sales channels as well as to create a provocative advertising and public relations campaign.

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

         Since inception, the Company has funded its capital requirements by financing activities, substantially through the sale of its equity securities. The Company anticipates that revenues generated should be sufficient to fund the Company's operations over the next 12 months.

         The Company's products and services were launched in September 1999 and with the limited history it is difficult to forecast future growth figures. Sales of Rompus' products have been moderate to date, with a substantial number of proposals and activity related to sales opportunities currently being negotiated.

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

         Sales expectations are excellent and all indicators show that the forecasted Revenues for the year ending August 31, 2001 should be met and exceeded. However, the selling cycle has been much longer than anticipated and the next few months will be critical to the Company's success.

         In the meantime, concerted efforts are underway to obtain a financing commitment, which appears to be forthcoming during the months of January and February 2001. Until then, the Company continues to operate as conservatively as possible.


PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

         The Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's auditors on any accounting or financial disclosure matters.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

The directors and executive officers of the Company are as follows:

    NAME                              AGE            POSITION
    ----                              ---            --------
    Hugh Mansfield                    38             Chairman of the Board
    Shawn Smith                       35             President & Chief Executive Officer, Director
    Jeff Popham                       34             Director
    Martin Tiernay                    39             Director
    Roger Rai                         31             Director
    Rocco Rossi                       38             Director
    James O'Donnell                   63             Director
    Andy DeFrancesco                  30             Director

MR. HUGH MANSFIELD - CHAIRMAN OF THE BOARD. Mr. Mansfield joined the Company as a director in August, 1999. Mr. Mansfield is the owner of Mansfield Communications, a public relations agency he formed in 1994. Mr. Mansfield specializes in creating media awareness for corporations throughout North America. Mr. Mansfield received his Political Science degree from York University in 1987.

MR. SHAWN SMITH - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Smith joined the Company as a Director in August, 1999 and was appointed President & Chief Executive Officer in July, 1999. Mr. Smith has over ten years senior executive experience in the natraceutical business. From September 1998 to June 1, 1999, Mr. Smith served as Vice President of Muscletech Research and Development. From April 1, 1997 to September 1998, Mr. Smith was Vice President and General Manager of Natraceuticals, Inc. From January, 1994 to April 1997, Mr. Smith was Vice President and General Manger of Visex Inc. He received his degree in economics from York University in 1987 and completed the Canadian Securities Course in 1988.

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

MR. ROCCO ROSSI. Mr. Rossi became a director of the Company in January, 2000. Mr. Rossi is currently the Vice President, Interactive Media of Labatt Breweries of Canada, a position he has held from 1996 to the present. From 1993 to 1996, Mr. Rossi acted as Vice President of Strategic Planning & New Media for the Toronto Star. From 1991 to 1993, he acted as Senior Consultant to the Boston Consulting Group. From 1991 to 1993, he acted as Vice President of Corporate Development at Advanced Material Resources. From 1987 to 1991, Mr. Rossi co-owned Clearview Packaging Inc. Mr. Rossi is a board member of the New Haven Learning Centre for Children, a founding director of Internet Advertising Bureau of Canada, an Executive Board Member of the Toronto 2008 Olympic Bidco, and a former Board member of Bid.Com International. Mr. Rossi received his Bachelor of Arts, Honours in Political Science from McGill University in 1984 and his Master of Arts in Politics from Princeton University in 1996.

MR. ROGER RAI. Mr. Rai became a director of the Company in January, 2000. Mr. Rai is currently Vice-President, Sales and Marketing of Fastvibe. Prior to that and since at least 1994, Mr. Rai has held various positions at Rogers Communications in the Wireless and Cable group of companies. His most recent role was within Rogers ATT where he served as Director, Emerging
Technologies. Mr. Rai graduated from the University of Western Ontario in 1992.

MR. JAMES O'DONNELL. Mr. O'Donnell became a director of the Company in January, 2000. Mr. O'Donnell was the former President of Mackenzie Investment Management and the former Chairman and Chief Executive Officer of O'Donnell Investment Management Corp. (now owned by S.V.C. Corp.). He is currently Chairman of Shamee Corp., a position he has held since 1994.

MR. ANDY DEFRANCESCO. Mr. DeFrancesco became a director of the Company in January, 2000. Mr. DeFrancesco is currently Chairman of the Board and President of Internet Sports Network, Inc., a position he has held since March 1999. Prior to this time, Mr. DeFrancesco was an executive Vice-President at Dominick & Dominick Securities, Inc.

Canada with responsibility for institutional equity sales and trading, and sourcing and structuring of equity and debt financing. Prior to joining Dominick in October, 1997, Mr. DeFrancesco held positions as Manager of Institutional Trading and Sales from April 1994 to April 1995 and Associate Director, Corporate Finance from April 1995 to July 1997, at C.M. Oliver & Company Limited. From March 1993 to March 1994, he served as an associate financial advisor at Midland Walwyn (now Merrill Lynch Canada). Mr. DeFrancesco received his Bachelor of Arts in Economics and Politics from the University of Western Ontario and completed courses with the Canadian Securities Institute.

         (b) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has inquired of its officers and directors as to the status of certain filings required under the Securities Exchange Act of 1934 but assumes no responsibility with respect to such filings. The Company's periodic filings accurately reflect the ownership of the Company's securities.

ITEM 10 - EXECUTIVE COMPENSATION

         (a) SUMMARY COMPENSATION AND OPTIONS

         Salary or other benefits or equivalent have been paid to executive officers of the Company as follows in the fiscal year ended August 31, 2000:
Shawn Smith beneficially through his private company - $89,000; John Drewry (former Executive Vice-President and acting Chief Financial Officer) beneficially through his private company - $61,274. No other salary or benefits, including long term compensation, has been awarded to any of the executive officers or directors of the Company or Rompus-BC. The Company did not grant any stock options to any executive officer in the last fiscal year.

         (b) EMPLOYMENT AGREEMENTS

         There are currently no written employment agreements in effect between the Company and its executive officers.

         (c) COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. In addition, the Company granted effective September 24, 1999, options to purchase common stock exercisable from October 15, 1999 to September 30, 2002 at the price of $.80 per share as follows to its directors in the following numbers: Hugh Mansfield, 100,000 options; Rocco Rossi, 100,000 options, which are held by his current employer, Labatt Brewing Company Limited; Jeff Popham, 50,000 options; Martin Tiernay 100,000 options; and James O'Donnell 200,000 options.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of August 31, 2000, by
(i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

         The following disclosure is based upon the share ownership as of the year ended August 31, 2000.

NAME                                NUMBER OF SHARES(1)                BENEFICIALLY OWNED
-----------------------------------------------------------------------------------------
Yoshiro Higuchi(2)                          0                                   0
Jennie Popham(2)                            0                                   0
Jeff Popham(2,3)                            0                                   0
Cascadian Pacific Holdings Ltd.(2)          0                                   0
Tracy O'Hara(2)                             0                                   0
Phil Butterfield(2)                         0                                   0
Shawn Smith(2,3)                            0                                   0
Capstral Limited(2)                         0                                   0
Mansfield Communications Inc.(2,3)          0                                   0
Granitebridge Limited(2)                    0                                   0
Striker Capital Ltd.                        600,000                             6.6%
AGF Canadian Growth Equity Fund             600,000                             6.6%
Rosehill Capital Holdings Ltd.              500,000                             5.5%
Hugh Mansfield(4)                           0                                   0
Martin Tiernay                              0                                   0
All officers and directors                  0                                   0
as a group (5 persons)(3)                   0                                   0
                                 ----------------------------------------------


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

(2) These shareholders have been issued Exchangeable Shares of Rompus-BC. These Exchangeable Shares may be exchanged for Common Stock of the Company on a one for one basis at the discretion of each shareholder. These shareholders also hold an equal number of voting Series A Special Voting Preferred Shares of the Company. Upon the issuance of Common Stock in exchange for a shareholder's Exchangeable Shares, the Company shall cancel such Preferred Shares held by the shareholder. The shareholders and the numbers of Exchangeable Shares/Series A Special Voting Preferred Shares held by them are: Yoshiro Higuchi, 1,350,000 shares, representing a fully diluted percentage ("fully diluted") of 7.14%; Jennie Popham and Jeff Popham, and Cascadian Pacific Holdings Ltd., 3,037,500, fully diluted 16.07%; Tracy O'Hara, 540,000, fully diluted 2.86%; Phil Butterfield, individually and as trustee for Harry Butterfield and Oonagh Butterfield, 1,822,500, fully diluted 9.64%; Shawn Smith, 450,000, fully diluted 2.38%; Capstral Limited, 500,000, fully diluted 2.65%; Mansfield Communications, 450,000, fully diluted 2.38%; 1367114 Ontario Limited, 350,000, fully diluted 1.85%; Granitebridge, 425,000, fully diluted 2.33%; John Drewry, 75,000, fully diluted 0.40%.

(3) Hugh Mansfield, Jeff Popham and Shawn Smith are directors of the Company. Of these individuals, Mr. Mansfield holds 450,000 Exchangeable Shares of Rompus-BC as the beneficial owner of Mansfield Communications as referred to in note 2; Mr. Popham owns 1,012,500 and beneficially owns with Jennie Popham a total of 2,025,000 Exchangeable Shares; and Mr. Smith owns 450,000 Exchangeable Shares. Officers of the Company consist of Mr. Smith as President & Chief Executive Officer. Officers and directors collectively own a total of 3,487,500 Exchangeable Shares of Rompus-BC (and an equal number of voting Series A Special Voting Preferred Shares of the Company) consisting of 18,45% of the stock of the Company on a fully diluted basis.

(4) Mr. Mansfield does not hold stock individually but has beneficial ownership of 450,000 through his ownership of Mansfield Communications

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBITS

2.1 Exchange Agreement by and between OnLine Hearing and Rompus-BC Effective July 30, 1999*
3.1  Articles of Incorporation, dated April 6, 1991*
3.2  Amendment to Articles of Incorporation, dated August 25, 1995*
3.3  Amendment of Articles of Incorporation, dated October 19, 1995*
3.4  Amendment of Articles of Incorporation, dated January 3, 1997*
3.5  Amendment of Articles of Incorporation, dated April 5, 1999*
3.6  Amendment of Articles of Incorporation, dated July 28, 1999*
3.7  Amendment of Articles of Incorporation, dated July 28, 1999*
3.8  Bylaws, dated August 25, 1995*
4.1  Specimen of Common Stock Certificate*
4.2  Specimen of Series A Special Voting Preferred Stock Certificate*
27   Financial Data Schedule
* Incorporated by reference from Registration Statement 10-SB-12GA filed by the Company on August 16, 1999.

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

                                       ROMPUS INTERACTIVE CORP.


                                       By: /s/ Shawn Smith
                                           ---------------------------------
                                               Shawn Smith
                                       Its: President & Chief Executive Officer



Signature                                          Title                            Date
---------                                          -----                            ----
 /s/ Shawn Smith                                 President & CEO,             December 13, 2000
-------------------------------                  Director and Principal
Shawn Smith                                      Accounting Officer



 /s/ Hugh Mansfield                              Chairman of the Board        December 13, 2000
-----------------------------
Hugh Mansfield


 /s/ Jeff Popham                                 Director                     December 13, 2000
--------------------------------
Jeff Popham


 /s/ Martin Tiernay                              Director                     December 13, 2000
------------------------------
Martin Tiernay


 /s/ Rocco Rossi                                 Director                     December 13, 2000
---------------------------
Rocco Rossi


 /s/ James O'donnell                             Director                     December 13, 2000
-------------------------------
James O'Donnell


                                               ROMPUS INTERACTIVE CORP.
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                               (Expressed in U.S. dollars)
                                               August 31, 2000

CONTENTS



                                                                     PAGE
                                                                     ----
Auditors' Report                                                      F-1

Consolidated Statements of Operations                                 F-2

Consolidated Statements of Stockholders' Equity                       F-3

Consolidated Balance Sheets                                           F-4

Consolidated Statements of Cash Flows                                 F-5

Notes to the Consolidated Financial Statements                       F-6 - F-19


INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Rompus Interactive Corp.


We have audited the accompanying consolidated balance sheets of Rompus Interactive Corp. (a Florida corporation) and subsidiary as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rompus Interactive Corp. and subsidiary as at August 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the three years ended August 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1(j) to the consolidated financial statements, the company has not established sources of revenue sufficient to maintain operations and is dependent on its ability to attract additional financing. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(j). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Markham, Canada
November 17, 2000                                          Chartered Accountants

================================================================================

ROMPUS INTERACTIVE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
Year Ended August 31                         2000           1999            1998
----------------------------------------------------------------------------------
Sales                                    $ 1,996,213    $    41,734    $    78,777

Cost of sales                              1,568,132         89,579         30,784
                                         -----------    -----------    -----------

Gross margin                                 428,081        (47,845)        47,993
                                         -----------    -----------    -----------

Expenses
   Selling, general and administrative     2,524,149        252,410         41,606
   Depreciation and amortization              47,458         13,845          3,239
   Compensation (Note 5(a)(viii))          2,468,000      1,799,982           --
   Financing (Note 5(b)(vi))                    --        1,500,000           --
   Interest and bank charges                   2,380           --             --
   Interest on related party loans            13,300           --             --
   Foreign exchange loss                       9,756         17,231           --
                                         -----------    -----------    -----------
                                           5,065,043      3,583,468         44,845
                                         -----------    -----------    -----------

Loss before other income                  (4,636,962)    (3,631,313)          --

Other income                                  40,737           --             --
                                         -----------    -----------    -----------

Net loss                                 $(4,596,225)   $(3,631,313)   $     3,148
                                         ===========    ===========    ===========

Net (loss) per share, (Note 1)
   Basic                                 $     (0.59)   $     (0.48)   $      0.00
                                         ===========    ===========    ===========

   Diluted                               $     (0.59)   $     (0.48)   $      0.00
                                         ===========    ===========    ===========

        See accompanying notes to the consolidated financial statements.

================================================================================
ROMPUS INTERACTIVE CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
Year Ended August 31, 2000
--------------------------------------------------------------------------------

                                          (Note 5)                      (Note 5)                      (Note 5)
                                        Common Stock               Exchangeable Shares            Preferred Shares
                                  --------------------------    --------------------------    ------------------------
                                     Shares         Amount         Shares         Amount         Shares        Amount
                                  -----------    -----------    -----------    -----------    -----------   -----------

September 1, 1998                   6,750,000    $        64           --      $      --             --     $      --

Exercise of options
     (Note 5(b)(v))                 2,250,000      1,800,000           --             --             --            --
Share exchange
     (Note 5(b)(vii))              (9,000,000)    (1,800,064)     9,000,000      1,800,064           --            --
Share issue
     (Note 5(b)(vi),(viii))         4,500,000      3,600,000           --             --             --            --
Share issue costs                        --         (168,917)          --             --             --            --
Reclassification of
   common stock
   (Note 1, 5(a)(iv),(v),(vi))      3,101,573     (3,430,323)    (9,000,000)    (1,800,064)     9,000,000           900
Net loss 1999                            --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------
August 31, 1999                     7,601,573            760           --             --        9,000,000           900
                                  -----------    -----------    -----------    -----------    -----------   -----------

Proceeds from
  subscription receivable                --             --             --             --             --            --
Share issue (Note 5(a)(vii)         1,500,000            150           --             --             --            --
Share issue costs                        --             --             --             --             --            --
Options issue (Note 5(a) (viii)
   & 10)                                 --             --             --             --             --            --
Imputed interest on related
   party loans                           --             --             --             --             --            --
Net loss 2000                            --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

August 31, 2000                     9,101,573    $       910           --      $      --        9,000,000   $       900


                                     Contributed                  Subscription       Total
                                       Surplus        Deficit      Receivable       Equity
                                     -----------    -----------    -----------    -----------

September 1, 1998                    $      --      $   (95,637)   $      --      $   (95,573)

Exercise of options
     (Note 5(b)(v))                         --             --             --        1,800,000
Share exchange
     (Note 5(b)(vii))                       --             --             --             --
Share issue
     (Note 5(b)(vi),(viii))                 --             --       (1,388,010)     2,211,990
Share issue costs                           --             --             --         (168,917)
Reclassification of
   common stock
   (Note 1, 5(a)(iv),(v),(vi))         5,229,487           --             --             --
Net loss 1999                               --       (3,631,313)          --       (3,631,313)
                                     -----------    -----------    -----------    -----------
August 31, 1999                        5,229,487     (3,726,950)    (1,388,010)       116,187
                                     -----------    -----------    -----------    -----------

Proceeds from
  subscription receivable                   --             --        1,388,010      1,388,010
Share issue (Note 5(a)(vii)            1,199,850           --             --        1,200,000
Share issue costs                        (75,446)          --             --          (75,446)
Options issue (Note 5(a) (viii)
   & 10)                               2,468,000           --             --        2,468,000
Imputed interest on related
   party loans                            13,300           --             --           13,300
Net loss 2000                               --       (4,596,225)          --       (4,596,225)
                                     -----------    -----------    -----------    -----------

August 31, 2000                      $ 8,835,191    $(8,323,175)   $      --      $   513,826

* After giving retroactive effect to all splits which occurred during the 1999 fiscal period (Note 4).
--------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

================================================================================

ROMPUS INTERACTIVE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
August 31                                                 2000           1999
--------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                $   258,038    $   494,614
   Accounts receivable (net of allowance - $12,263,
       1999 - $Nil)                                        548,072         26,224
   Inventory                                                30,438         10,147
   Prepaids                                                 13,444         18,680
   Refundable investment tax credits                          --            4,646
                                                       -----------    -----------
                                                           849,992        554,311

Capital assets (Note 2)                                    101,327         34,354
Other assets (Note 3)                                       22,907          5,478
                                                       -----------    -----------

                                                       $   974,226    $   594,143
                                                       ===========    ===========

--------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable and accrued liabilities (Note 4)   $   294,010    $   311,758
   Due to related parties (Note 8)                         166,390        166,198
                                                       -----------    -----------
                                                           460,400        477,956
                                                       -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock (Note 5)                                       900            900
Common stock (Note 5)                                          910            760
Contributed surplus                                      8,835,191      5,229,487
Subscription receivable                                       --       (1,388,010)
Deficit                                                 (8,323,175)    (3,726,950)
                                                       -----------    -----------
                                                           513,826        116,187
                                                       -----------    -----------

                                                       $   974,226    $   594,143
                                                       ===========    ===========

--------------------------------------------------------------------------------

On Behalf of the Board

                       Director                                        Director
-----------------------                       -------------------------


        See accompanying notes to the consolidated financial statements.

================================================================================

ROMPUS INTERACTIVE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
Year Ended August 31                                      2000          1999           1998
-----------------------------------------------------------------------------------------------
Cash flows from (applied to)

   OPERATING
       Net (loss) income                              $(4,596,225)   $(3,631,313)   $     3,148
       Depreciation and amortization                       47,458         13,845          3,239
       Compensation expense                             2,468,000      1,799,982           --
       Financing expense                                     --        1,500,000           --
       Imputed interest                                    13,300           --             --
                                                      -----------    -----------    -----------
                                                       (2,067,467)      (317,486)         6,387
       Changes in
           Receivables                                   (521,848)       (21,579)        (2,208)
           Inventory                                      (20,291)       (10,147)          --
           Prepaid expenses                                 5,236        (18,680)          --
           Accounts payable and accrued liabilities       (17,748)       305,051         (7,214)
           Refundable investment tax credits                4,646         19,483          2,985
                                                      -----------    -----------    -----------
                                                       (2,617,472)       (43,358)           (50)
                                                      -----------    -----------    -----------

   FINANCING
       Receipt of subscription receivable               1,388,010           --             --
       Issuance of shares for cash                      1,200,000        712,008           --
       Share issue costs                                  (75,446)      (168,917)          --
       Advances from related parties                          192         11,645         31,837
                                                      -----------    -----------    -----------
                                                        2,512,756        554,736         31,837
                                                      -----------    -----------    -----------

   INVESTING
       Purchase of other assets                           (18,299)        (5,478)          --
       Purchase of capital assets                        (113,561)       (40,547)        (3,448)
                                                      -----------    -----------    -----------
                                                         (131,860)       (46,025)        (3,448)
                                                      -----------    -----------    -----------

Net (decrease) increase in cash and cash
   equivalents during the year                           (236,576)       465,353         28,339

Cash and cash equivalents, beginning of year              494,614         29,261            922
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of year                $   258,038    $   494,614    $    29,261
                                                      ===========    ===========    ===========

================================================================================


        See accompanying notes to the consolidated financial statements.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

NATURE OF BUSINESS

Rompus Interactive Corp. (Rompus) is a Corporation registered in the State of Florida, USA. Rompus' principal offices are located at 2200 Yonge St., Suite 1220 in Toronto, Ontario, Canada, with a US office located at 6033 West Century Blvd., Los Angeles.

Rompus is an e-Marketing services firm that combines business strategy with technology to create innovative and comprehensive e-Marketing strategies. Rompus' strategic marketing solutions enable organizations to measurably improve the effectiveness of their traditional and e-Marketing campaigns. This integrated offering of comprehensive e-Marketing software and strategic e-Marketing consulting services allow companies to design, execute and measure the effectiveness of marketing campaigns that combine innovative online and traditional marketing strategies and tactics. This integrated approach will improve the effectiveness of customer acquisition and customer retention and enhance the performance of marketing budgets. Rompus delivers solutions that bridge the chasm between broad-based traditional marketing with today's need for direct, one-to-one digital marketing.

Rompus solves the issue of customer acquisition and retention by providing a strategic approach to e- marketing. Rompus' e-Marketing specialists design and develop the strategy behind effective integrated marketing that combines traditional marketing activities (direct marketing, public relations, print and mass media advertising) with multimedia (web, CD-ROM, i.d.rom(TM)and email) campaigns to drastically improve marketing results. These strategies utilize e-Marketing software products and solutions that deliver accurate return on investment analysis through refined data techniques. Rompus provides results for many clients with its integrated approach to strategic e-Marketing, centred on its defining motto: "Bring the World to Your Website(TM)".

Rompus supports these solutions with a complete professional marketing services group that combines Internet technology services with traditional marketing services such as marketing consulting, creative services, media planning and database marketing. Rompus provides the essential marketing ideas, products and services to our clients to build their online businesses.

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  ACCOUNTING PRINCIPLES

The Company's accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The financial statements are prepared using United States dollars.

(b)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Rompus and its wholly owned subsidiary, Rompus CD Production Ltd. (Rompus-ON). Significant intercompany transactions have been eliminated in consolidation.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On July 30, 1999, Rompus, a non-operating public company with 16,601,573 Common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Rompus-ON from various shareholders (the Acquisition). The Acquisition resulted in the owners and management of Rompus-ON having effective control of the combined entity.

Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Rompus-ON for the net monetary assets of Rompus, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Rompus), are those of the "legal acquiree" (Rompus-ON) (i.e. the accounting acquirer).

Accordingly, the consolidated financial statements of Rompus as at August 31, 1999 are the historical financial statements of Rompus-ON for the same periods adjusted for the following transactions contained in the Share Exchange Agreement executed at the consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, is as follows:

- Rompus acquired all of the outstanding shares of Common stock of Rompus-ON from various shareholders in exchange for 4,500,000 shares of newly issued Common stock of Rompus and 9,000,000 shares of newly issued Preferred stock of Rompus. The 9,000,000 Preferred shares will eventually be cancelled as the outstanding Exchangeable shares of Rompus-ON are exchanged for Common shares of Rompus. The Common stock and Preferred stock exchange, in addition to the existing Rompus shares outstanding, collectively resulted in the recapitalization of the Company. Loss per share calculations include the Company's change in capital structure for all periods presented.

The company incurred $168,917 of costs related to the acquisition. These costs were recorded as reductions in shareholders' equity in connection with the reclassification of equity resulting from the recapitalization.

(c)  FOREIGN CURRENCY TRANSLATION

Foreign currency amounts are remeasured into the functional currency (the U.S. dollar) at relevant exchange rates. Aggregate transaction gains and losses are included in the Consolidated Statements of Operations.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  INVENTORY

Inventory is valued at the lower of cost and replacement value on a first in first out basis.

(e)  STOCK BASED COMPENSATION

The company accounts for stock options granted under its stock options plan using APB Opinion 25 for options granted to employees and FAS 123 for options granted to non-employees.

(f)  USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g)  ADVERTISING COSTS

Advertising costs are expensed as incurred.

(h)  DEPRECIATION

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

(i)  REVENUE RECOGNITION

Revenue is recognized at the time of shipment of the product to the customer.

(j)  INCOME TAXES

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

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)  LOSS PER SHARE

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

The following are the basic and fully diluted earnings per share calculations for the periods presented:

                                                        AUGUST 31,        August 31,       August 31,
                                                              2000              1999             1998
                                                              ----              ----             ----
Net (loss) income                                    $  (4,596,225)    $  (3,631,313)   $       3,148
                                                     =============     =============    =============

Basic weighted average shares outstanding            $   7,848,148         7,601,573    $   7,601,573
                                                     =============     =============    =============

Basic net loss per Common share                      $       (0.59)    $       (0.48)   $        0.00
                                                     =============     =============    =============


On September 24, 1999 the Company issued 1,100,000 options under its stock option plan (Note 10). These options were not included in the computation of diluted earnings per share because to do so would be antidilutive.

(l)  ONGOING OPERATIONS

These financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has incurred significant operating losses over the past two fiscal years. These losses have been financed by the issuance of share capital.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has generated significant growth in sales in the current year. The Company has commenced a plan to reposition the organization as a prime marketing services and technology group, versus the product-centric focus that has been in place for the past fiscal year. Sales during the current period and the margins realized were less than anticipated. As a result, the Company has losses of $8,323,175 to date. Management has reacted to this reality and embarked upon a plan to focus on services and technologies that could yield increased sales and margins. The Company is just beginning to see the benefits of these actions in the fourth quarter with increased sales and slightly enhanced margins. The ability of the Company to maintain sales and margin growth is dependent on management's ability to obtain adequate financing to further develop these services and technologies.

Management is devoting significant efforts to obtain financing to fund the continued development of its services and prime analytics technologies. Management is currently working with several financial groups to obtain sufficient funding. Management has also embarked in talks with a few target organizations discussing the potential of merging its operations with these synergistic groups. All discussions are in their initial stages.

The Company's current operational focus is to concentrate on the closure and delivery of several large proposals. In addition, prime focus is being given to the build out of a new mid-market analytics reporting technology that will allow marketing professionals to assess the impact of their marketing dollars spent on their overall business performance. This new technology is being developed with the support of on one of the Company's prime development partners.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the action already taken, or planned, will support the validity of the going concern assumptions used in preparing these financial statements.

--------------------------------------------------------------------------------

2.     CAPITAL ASSETS                                   2000             1999
                                                        ----             ----
       COST
       Furniture and equipment                   $    20,995      $    12,075
       Computer equipment                            120,509           37,374
       Computer software                              31,017            7,700
       Leasehold improvements                              -              516
                                                 -----------      -----------
                                                     172,521           57,665
                                                 -----------      -----------
       ACCUMULATED DEPRECIATION
       Furniture and equipment                         4,827            1,703
       Computer equipment                             48,956           16,972
       Computer software                              17,411            4,636
       Leasehold improvements                              -                -
                                                 -----------      -----------
                                                      71,194           23,311
                                                 -----------      -----------

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

2.     CAPITAL ASSETS (CONTINUED)                       2000             1999
                                                        ----             ----
       NET BOOK VALUE
       Furniture and equipment                        16,168           10,372
       Computer equipment                             71,553           20,402
       Computer software                              13,606            3,064
       Leasehold improvements                              -              516
                                                 -----------      -----------

                                                 $   101,327      $    34,354
                                                 ===========      ===========

--------------------------------------------------------------------------------

3.     OTHER ASSETS                                     2000             1999
                                                        ----             ----
Patents
   Cost                                          $    23,777      $    5,478
   Accumulated amortization                              870                -
                                                 -----------      -----------

Net book value                                   $    22,907      $     5,478
                                                 ===========      ===========

The patent is being amortized on a straight-line basis over 17 years, being the estimated life of the patent.

--------------------------------------------------------------------------------

4.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         2000             1999
                                                        ----             ----
       Accounts payable
           Trade                                 $   196,636      $    91,628
           Underwriter commission                          -          133,500
           Affiliated companies                            -           32,510
           Customer deposits                          53,855                -
           Sales taxes                                 1,856                -
                                                 -----------      -----------
                                                     252,347          257,638
       Accrued liabilities
           Professional fees                          26,915           54,120
           Payroll withholdings and vacation pay       4,748                -
           Other                                      10,000                -
                                                 -----------      -----------

                                                 $   294,010      $   311,758
                                                 ===========      ===========

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

5.     CAPITAL STOCK                                                            2000             1999
                                                                                ----             ----
Authorized
       80,000,000 Common shares with a par value of $0.0001
       20,000,000 Preferred shares with a par value of $0.0001
                   (of which 9,000,000 are Series A Special Voting
                   Preferred shares).
Issued
        9,000,000 Series A Special Voting Preferred shares                $      900        $     900
        9,101,573 Common shares (1999 - 7,601,573)                               910              760
                                                                          ----------        ---------

                                                                          $    1,810        $   1,660
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

iv) On July 30, 1999, the Company issued 4,500,000 Common shares to the holders of the Common shares of Rompus-ON in exchange for their 4,500,000 Common shares of Rompus-ON as part of the Acquisition (Note 1).

v) On July, 30, 1999, the Company also issued 9,000,000 Series A Special Voting Preferred shares to the holders of the Exchangeable shares of Rompus-ON as part of the Acquisition (Note 1). The Series A Special Voting Preferred shares have no rights to any dividends or any distribution of any of the Company's property upon any liquidation, dissolution or winding-up. Upon the issuance of Common stock in exchange for a shareholder's Exchangeable shares of Rompus-ON, (Note 5(b)(iv)) the Company shall cancel the Preferred stock held by the shareholder.

vi) On July 30, 1999, the Company cancelled 4,500,000 Common shares as part of the Acquisition (Note1).

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

5.   CAPITAL STOCK (CONTINUED)

vii) In July 2000, the Company completed the issue and sale of 1,500,000 Common shares at $0.80 per share for total proceeds of $1,200,000. The proceeds have been fully allocated, based on the offering price, to equity.

viii) On September 24, 1999, the Company granted 1,100,000 options to purchase common shares to various employees and non-employees. These options, which are all outstanding at August 31, 2000, are exercisable at $0.80 per share and expire September 30, 2002. At the date of granting the related common shares had a fair market value of $3.00 per share. Contributed surplus of $2,468,000 has been recorded for the excess of fair market value of the shares above the exercise price, with a corresponding amount recorded as compensation expense.

(b)  ROMPUS CD-ROM PRODUCTION LTD.

The following capital stock transactions occurred in the subsidiary (Rompus-ON) during the year:

i) On March 26, 1999, a 10,000:1 stock split increased the issued Class "A" Common shares without par value to 1,000,000.

ii) On April 15, 1999, Rompus-ON renamed the Class "A" Common shares without par value, of which 100 were fully allotted and issued, "Common shares without par value". All authorized Class "B" and "C" Common shares and the 12% non-cumulative, non-voting redeemable Preferred shares were cancelled, none of which were allotted or issued, and the authorized capital of Rompus-ON was increased to 100,000,000 Common shares without par value.

iii) On July 26, 1999, a 6.75:1 stock split increased the issued Common shares without par value to 6,750,000.

iv) On July 27, 1999, Rompus-ON increased the authorized capital to 109,000,000 shares consisting of 100,000,000 Common shares without par value and 9,000,000 Exchangeable non-voting shares without par value by creating 9,000,000 Exchangeable non-voting shares without par value and with certain special rights and restrictions. These Exchangeable shares are entitled to dividends in priority to the Common shares of Rompus-ON. They are redeemable and retractable.

v) On July 28, 1999, Rompus-ON granted 2,250,000 options to purchase Common shares without par value to various management personnel. These options were exercisable at $0.000008 per share, have a market value of $0.80 per share and expire December 31, 1999. All options were exercised on July 28, 1999. All shares issued upon the exercise of these options have been recorded at the market value of $0.80 per share at total proceeds of $1,800,000 which resulted in a market value adjustment of $1,799,982 which is recorded in the statement of operations as compensation expenses.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

5.       CAPITAL STOCK (CONTINUED)

vi) On July 28, 1999, Rompus-ON issued 2,000,000 Common shares in exchange for a $100,000 debenture. These shares have a market value of $0.80 per share and were recorded at $1,600,000 which resulted in a market adjustment of $1,500,000 which was recorded in the statement of operations as financing expenses.

vii) On July 29, 1999, Rompus-ON issued 9,000,000 Exchangeable shares in exchange for 9,000,000 Common shares outstanding as at that date.

viii) On July 29, 1999, Rompus-ON completed the issue and sale of 2,500,000 Common shares at $0.80 per share for total proceeds of $2,000,000. The proceeds have been fully allocated, based on the offering price, to share capital.

ix) As at July 30, 1999, immediately before the Acquisition, Rompus-ON had 4,500,000 Common shares allotted and issued and 9,000,000 Exchangeable shares allotted and issued.

--------------------------------------------------------------------------------

6.     COMMITMENTS

i) The Company has entered into agreements to lease its premises and computer equipment for various periods until 2003. Minimum future payments under these operating leases are:

           2001                                               $  65,605
           2002                                                   5,859
           2003                                                   5,859
           2004                                                   1,277
                                                              ---------

                                                              $  78,600
                                                              =========


ii) As a condition of the premises lease, the Company has provided a letter of credit in favour of the landlord in the amount of $15,400.

iii) The Company has entered into a verbal agreement with Mansfield Communications Inc., a company majority owned by the Chairman of the Board, to provide public and investor relations services during 1999 and 2000 totalling $200,000. As disclosed in Note 7, $160,088 of this agreement was paid during the current fiscal year.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------


7.   RELATED PARTY TRANSACTIONS

During the year, the Company made the following expenditures to related parties:

- Consulting/management fees totalling $88,998, (1999 - $20,000) were paid to a company owned by the President of the company.
- Consulting/management fees totalling $68,689, (1999 - $10,000), were paid to a company owned by the former Chief Financial Officer.
- Consulting/management fees totalling $160,088 (1999 - $14,528), were paid to a company owned by the Chairman of the Board.

These transactions occurred under terms and conditions reflecting prevailing market conditions.

Refer to Notes 4 and 8 for details of amounts owing to and from related parties.

--------------------------------------------------------------------------------

8.     DUE TO RELATED PARTIES                                                   2000             1999
                                                                                ----             ----
Due to director                                                          $       812      $       812
Due to director                                                                  450              450
Due to director                                                              165,128          164,936
                                                                         -----------      -----------

                                                                         $   166,390      $   166,198
                                                                         ===========      ===========

The due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest of $13,300, calculated as 8.00% of the average balance outstanding, has been recorded as expense and contributed surplus.

--------------------------------------------------------------------------------

9.   INCOME TAXES

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                                                2000             1999
                                                                                ----             ----
       Statutory benefit provision                                      $ (2,062,000)    $ (1,634,100)
       Non-deductible expense                                              1,110,600        1,485,000
       Amortization of share issue costs                                     (20,800)         (15,300)
       Other                                                                   8,000          (16,800)
       Increase in valuation allowance                                       964,200          181,200
                                                                        ------------     ------------

                                                                        $          -     $          -
                                                                        ============     ============

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

9.   INCOME TAXES (CONTINUED)

Under SFAS No. 109, ACCOUNTING FOR INCOME TAXES, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to future income taxes is as follows:

                                                                                2000             1999
                                                                                ----             ----
   Future tax assets
       Net operating loss carryforwards                                 $  1,175,000        $ 211,200
       Capital assets                                                          9,500            3,000
       Intangible assets                                                        (500)               -
       Share issue costs                                                      68,000           61,200
       Valuation allowance                                                (1,253,000)        (275,400)
                                                                        ------------        ---------

                                                                        $          -        $       -
                                                                        ============        =========


At August 31, 2000, the company had approximately $2,612,715 of net operating loss carryforwards which expire as follow:

       2003                                                          $   17,600
       2004                                                              47,800
       2005                                                               2,300
       2006                                                             401,700
       2007                                                           2,143,315

--------------------------------------------------------------------------------

10. COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS

Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Had compensation cost for employees under the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

       Net loss                                      As reported      $    4,596,225
                                                     Pro forma        $    4,680,225

       Net loss per share,  Basic and Diluted        As reported      $        (0.59)
                                                     Pro forma        $        (0.60)

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

10. COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS (CONTINUED)

The Company has a stock option plan accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation". The plan allows the Company to grant options to non-employees for consideration for services rendered up to an aggregate of 400,000 common shares. The options, which have a term expiring September 30, 2002, vest October 15, 1999. The exercise price for each option is $0.80 per share. The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

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

A summary of the status of the Company's option plans as of August 31, 2000 and changes during the period ending on that date is represented below:

                                                                      Weighted Avg.
                                                       Shares        Exercise Price
                                                       ------        --------------
Outstanding, beginning of period                          Nil         $        0.00
Granted                                             1,100,000         $        0.80
Exercised                                                   -
                                                 ------------

Outstanding, end of period                          1,100,000         $        0.80
                                                 ============
Options exercisable at period-end                   1,100,000
                                                 ============
Weighted average fair value of options
   granted during the period                     $       2.32
                                                 ============

The following table summarizes information about options outstanding and exercisable at August 31, 2000:

Range of                          Number                 Weighted Avg.
Exercise                     Outstanding                     Remaining                  Weighted Avg.
Prices                   and Exercisable              Contractual Life                 Exercise Price
------                   ---------------              ----------------                 --------------
$0.80                       1,100,000                     2.00 years                    $     0.80

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

11.  INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment.

For the year ended August 31, 2000, the company's sales were distributed as follows:

       Canada                                $     488,720    (1999 - $39,627)
       United States                         $   1,500,306    (1999 - $2,107)
       Europe                                $       5,610    (1999 - $Nil)
       Puerto Rico                           $       1,577    (1999 - $Nil)

ASSETS

The Company's tangible assets are all located in Canada.

MAJOR CUSTOMERS

Sales to one customer of the Company represent 36% of the Company's total sales.

MAJOR SUPPLIERS

During the year, the Company had one major supplier for CD reproduction services. Purchases from that supplier approximated 72% of all such purchases. The Company has purchased from other suppliers with similar product quality and terms of sale. Therefore, in the event that procurement from this vendor was to be interrupted, Management feels that the effect on the Company would not be adverse.

--------------------------------------------------------------------------------

12.    SUBSEQUENT EVENT

Subsequent to the year end, the Company entered an agreement to purchase new software at an approximate cost of $32,000.

--------------------------------------------------------------------------------

13.      CONTINGENCY

The company is defending a legal action for the alleged breach of an employment contract. The plaintiff is seeking approximately $175,000 U.S. cash, plus assurances the company will honour certain stock purchase and stock conversion options allegedly granted. Management feels the claim has no merit. The company has countered the claim, seeking the return of any options or shares of capital stock owned by the plaintiff. As the outcome of either the claim or the counter-claim is not determinable at this time no amount has been provided in the financial statements.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
August 31, 2000
--------------------------------------------------------------------------------

14.  FINANCIAL INSTRUMENTS

CREDIT RISK

Credit risk with respect to accounts receivable is limited due to the large number of customers and their dispersion across both geographical areas and industry segments.

FOREIGN CURRENCY RISK

The Company operates primarily in U.S. dollars.

FAIR VALUES

The estimated fair value of cash and cash equivalents, accounts receivable, inventory, prepaids, accounts payable and accrued liabilities approximates carrying value due to the relatively short term nature of the instruments.

--------------------------------------------------------------------------------

15.  FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENTS

FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent to the issuance of the statement, the Financial Accounting Standards Board issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" that deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not have derivative instruments so the Company believes this statement will have no impact on them.

16. FOURTH QUARTER ADJUSTMENTS

Compensation expense of $1,320,000 and Selling, general and administrative expense of $173,674 included in previous quarters' financial statements have been reversed in the fourth quarter, with corresponding adjustments to Contributed surplus and Accounts payable and accrued liabilities respectively.