Form 10QSB
period 2000-11-30
ROMPUS INTERACTIVE CORP
filed 2001-01-24
CIK 1083973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended November 30, 2000

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

The issuer had 9,101,573 shares of its $.0001 par value Common Stock issued and outstanding as of January 23, 2000.


            Transitional Small Business Disclosure Format (check one)

                                Yes               No   X
                                   -----------      ------

                            ROMPUS INTERACTIVE CORP.

                                      INDEX




PART I.  FINANCIAL INFORMATION


                                                                                                        Page No.
                                                                                                        --------

                  Item 1.  Financial Statements

                           Condensed Consolidated Statement of Operations for the Three Months Ended November 30, 2000 and for
                           November 30, 1999

                           Condensed Consolidated Balance Sheets as of
                           November 30, 2000 and August 31, 2000

                           Condensed Consolidated Statements of Cash Flows for the
                           Three Months Ended November 30, 2000, and for
                           November 30, 1999

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

                  Item 4.  Submission of Matters to a Vote of Security Holders

                  Item 5.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a)   Exhibits
                           (b)   Reports on Form 8-K

================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                            Condensed Consolidated Statement of Operations for the Three Months Ended November 30, 2000 and for November 30, 1999

                            Condensed Consolidated Balance Sheets as of
                            November 30, 2000 and August 31, 2000

                            Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2000, and for November 30, 1999

                            Notes to the Condensed Consolidated Financial Statements

================================================================================
ROMPUS INTERACTIVE CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)

Three Months Ended November 30               2000           1999
--------------------------------------------------------------------------------
Sales                                    $   565,628    $   139,181

Cost of sales                                412,990         69,436
                                         -----------    -----------

Gross margin                                 152,638         69,745
                                         -----------    -----------

Expenses
   Selling, general and administrative       423,434        706,322
   Depreciation and amortization              15,951          3,765
   Compensation and professional
       services (Note 2)                        --        3,788,000
   Interest on related party loans             3,325           --
   Foreign exchange loss (gain)                1,759            945
                                         -----------    -----------
                                             444,469      4,499,032
                                         -----------    -----------

Loss before other income                    (291,831)    (4,429,287)

Other income                                     192         19,620
                                         -----------    -----------

Net loss                                 $  (291,639)   $(4,409,667)
                                         ===========    ===========

--------------------------------------------------------------------------------

Net loss per share, basic
   and diluted (Note 1)                  $     (0.04)   $     (0.58)
                                         ===========    ===========

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

================================================================================
ROMPUS INTERACTIVE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)

                                              NOVEMBER 30      August 31
                                                  2000           2000
--------------------------------------------------------------------------------
ASSETS
Current
   Cash                                       $   138,587    $   258,038
   Accounts receivable (net of allowance -
       $29,316, August 2000 - $12,263)            257,604        548,072
   Inventory                                       59,937         30,438
   Prepaids                                        16,710         13,444
                                              -----------    -----------
                                                  472,838        849,992

Capital assets                                    162,926        101,327
Other assets                                       26,098         22,907
                                              -----------    -----------

                                              $   661,862    $   974,226
                                              ===========    ===========

--------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable and accrued liabilities   $   276,764    $   294,010
   Due to related parties (Note 4)                159,488        166,390
                                              -----------    -----------
                                                  436,252        460,400
                                              -----------    -----------

SHAREHOLDERS' DEFICIENCY
Preferred stock (Note 3)                              900            900
Common stock (Note 3)                                 910            910
Contributed surplus                             8,838,516      8,835,191
Deficit                                        (8,614,716)    (8,323,175)
                                              -----------    -----------

                                                  225,610        513,826
                                              -----------    -----------

                                              $   661,862    $   974,226
                                              ===========    ===========

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

================================================================================
ROMPUS INTERACTIVE CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars)

Three Months Ended November 30                             2000            1999
--------------------------------------------------------------------------------
Cash flows from (applied to)
   OPERATING
       Net loss                                        $  (291,639)   $(4,409,667)
       Accrued compensation and professional
           services expense                                   --        3,788,000
       Depreciation and amortization                        15,951          3,765
       Imputed interest                                      3,325           --
                                                       -----------    -----------
                                                          (272,363)      (617,902)
       Changes in
           Receivables                                     290,468        (88,173)
           Inventory                                       (29,499)           (50)
           Prepaid expenses                                 (3,266)       (23,318)
           Accounts payable and accrued liabilities        (17,246)       104,814
           Refundable investment tax credits                  --            4,646
                                                       -----------    -----------
                                                           (31,906)      (619,983)
                                                       -----------    -----------

   FINANCING
       Decrease in subscription receivable                    --        1,388,010
       Advances from related parties                        (6,902)           711
                                                       -----------    -----------
                                                            (6,902)     1,388,721
                                                       -----------    -----------

   INVESTING
       Purchase of other assets                             (3,940)        (1,245)
       Purchase of capital assets                          (76,703)       (39,520)
                                                       -----------    -----------
                                                           (80,643)       (40,765)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents
   during the year                                        (119,451)       727,973

Cash and cash equivalents, beginning of period             258,038        494,614
                                                       -----------    -----------

Cash and cash equivalents, end of period               $   138,587    $ 1,222,587

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
November 30, 2000
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended August 31, 2000 included in the Company's Annual Report on Form 10-KSB.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Rompus and its wholly owned subsidiary, Rompus CD-ROM Production Ltd. (Rompus-ON). Significant inter-company transactions have been eliminated in consolidation.

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

Accordingly, these consolidated financial statements of Rompus are the historical financial statements of Rompus-ON for the periods presented adjusted for the following transactions contained in the Share Exchange Agreement executed at the consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, is as follows:

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
November 30, 2000
--------------------------------------------------------------------------------

1.     GENERAL (CONTINUED)

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

- The Company incurred $168,917 of costs related to the acquisition. These costs were recorded as reductions in shareholders' equity in connection with the reclassification of equity resulting from the recapitalization.

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

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
November 30, 2000
--------------------------------------------------------------------------------

1.     GENERAL (CONTINUED)

The following are the basic and diluted earnings per share calculations for the periods presented:

                                          NOVEMBER 30   November 30,
                                                 2000           1999
                                                 ----           ----
Net loss                                  $  (291,639)   $(4,409,667)

Weighted average shares outstanding         7,848,148      7,601,573

Basic and diluted loss per Common share   $     (0.04)   $      (.58)

On September 24, 1999 the Company issued 1,100,000 options under its stock option plan (Note 2). These options were not included in the computation of diluted earnings per share because to do so would be antidilutive.

--------------------------------------------------------------------------------

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

================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
November 30, 2000
--------------------------------------------------------------------------------

2. COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS (CONTINUED)

A summary of the status of the Company's option plans as of November 30, 2000 and changes during the period ending on that date is represented below:

                                                                Weighted Avg.
                                                 Shares        Exercise Price
                                                 ------        --------------
Outstanding, beginning of period              1,100,000         $        0.80
Granted                                               -
Exercised                                             -
                                              ---------

Outstanding, end of period                    1,100,000         $        0.80
                                              =========
Options exercisable at period-end             1,100,000
                                              =========
Weighted average fair value of options
   granted during the period                  $    2.32
                                              =========

The following table summarizes information about options outstanding and exercisable at November 30, 2000:

Range of                Number          Weighted Avg.
Exercise           Outstanding              Remaining        Weighted Avg.
Prices         and Exercisable      Contractual Life        Exercise Price
------         ---------------      ----------------        --------------
$0.80             1,100,000             2.00 years           $     0.80

--------------------------------------------------------------------------------

3.     CAPITAL STOCK                                                     NOVEMBER 30        August 31
                                                                                2000             2000
                                                                                ----             ----
Authorized
       80,000,000 Common shares with a par value of $0.0001
       20,000,000 Preferred shares with a par value of $0.0001
                  (of which 9,000,000 are Series A Special Voting
                  Preferred shares).
Issued
        9,000,000 Series A Special Voting Preferred shares              $        900     $        900
        9,101,573 Common shares (August 31, 2000 - 9,101,573)                    910              910
                                                                        ------------     ------------

                                                                        $      1,810     $      1,810


================================================================================
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
November 30, 2000
--------------------------------------------------------------------------------

4.     DUE TO RELATED PARTIES                   NOVEMBER 30        August 31
                                                       2000             2000
                                                       ----             ----


Due to shareholders                           $     159,488    $     166,909


The due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.


5.     INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment.

For the three months ended November 30, 2000, the company's sales were distributed as follows:

       Canada                                    $   309,093  (1999 - $109,311)
       United States                             $   254,028  (1999 - $28,270)
       United Kingdom                            $     2,507  (1999 - $Nil)
       Puerto Rico                               $       Nil  (1999 - $1,600)

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

         None.

(b)      Reports on Form 8-K

         None.

                                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ROMPUS INTERACTIVE CORP.


Date:    January 23, 2000                      /s/  Shawn Smith
                                            ------------------------------------
                                            Shawn Smith, Chief Executive Officer
                                            and Chief Financial Officer