Form 10QSB
period 2001-02-28
ROMPUS INTERACTIVE CORP
filed 2001-04-23
CIK 1083973

Part 1.  Financial Information

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

(a)      GENERAL

         The Company began operations in February 1998 for the purpose of developing its multimedia proprietary product: the i.d.rom. The Company has a limited operating history on which to evaluate its prospects. The risks, expense, and difficulties encountered by startup companies must be considered when evaluating the Company's prospects. The Company's plan of operations for the next twelve months is to broaden its products and service offerings while seeking strategic alliances with marketing, CRM and media companies in order to demonstrate its technology to companies and consumers. The Company believes that its existing funds in combination with funds raised in private offerings and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months. However, there is no guarantee that the Company will be able to raise sufficient capital. Additionally, the Company's estimates of the costs to advertise and market its product might be low. The operating expenses of the Company cannot be predicted with certainty. They will depend on several factors, including the amount of marketing expenses, the acceptance of the Company's products in the market, and competition for such product. Management may be able to control the timing of development expenses in part by speeding up or slowing down marketing development and distribution activities.

         (b)      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations. Detailed information is contained in the financials included with this document. This section contains forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document.

         Since inception, the Company has funded its capital requirements by financing activities, substantially through the sale of its equity securities. The Company anticipates that revenues generated could be sufficient to fund the Company's operations over the next 12 months, dependant upon the success of new product initiatives.

         The Company's products and services were launched in September 1999 and with the limited history and recent personnel restructuring, it is difficult to forecast future growth sales. Sales of Rompus' products have been moderate to date, with a steady number of proposals and activity related to sales opportunities currently being negotiated. Additionally, Rompus continues to explore different avenues of new product development.

          The Company has recently undertaken restructuring in order to reduce personnel and infrastructure costs, while introducing new products and seeking additional financing. The Company's restructuring includes the promotion of Philip Butterfield to the position of President and Jeff Popham to the position of CEO. Mr. Butterfield and Mr. Popham have been with the Company since its inception and are responsible for the development of the proprietary product. The Company believes the focus on new product development and expansion of sales is deeply rooted in the Company's extensive creative abilities.

Sales expectations remain promising with forecasted revenues to August 2001 currently being readjusted to reflect the Company's more focused and streamlined approach.

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------


                                                        Three Month Period
                                                         ENDED FEBRUARY 28
                                                   ----------------------------
                                                      2001               2000
                                                   ---------           --------
Sales                                           $    165,210       $    165,739

Cost of sales                                        229,996             94,873
                                                ------------       ------------

Gross margin                                         (64,786)            70,866
                                                -------------      ------------

Expenses
   Selling, general and administrative               184,730            653,930
   Depreciation and amortization                      19,637              8,769
   Financing                                           3,244                 --
   Foreign exchange loss (gain)                       (2,275)            42,861
                                                ------------       ------------
                                                     205,336            705,560
                                                ------------       ------------

Loss before other income                            (270,122)          (634,694)
Other income                                             191              6,585
                                                ------------       ------------

Net loss                                        $   (269,931)      $   (628,109)
                                                ============       ============

--------------------------------------------------------------------------------

Net loss per share, basic
   and diluted (Note 1)                         $      (0.03)      $      (0.08)
                                                ============       ============

Weighted average shares outstanding,
   basic and diluted                               7,848,148          7,601,573
                                                ============       ============



   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------


                                                         Six Month Period
                                                         ENDED FEBRUARY 28
                                                   ----------------------------
                                                      2001               2000
                                                   ---------           --------
Sales                                           $     730,838     $    304,920

Cost of sales                                         642,986          164,309
                                                -------------     ------------

Gross margin                                           87,852          140,611
                                                -------------     ------------

Expenses
   Selling, general and administrative                608,164        1,186,578
   Depreciation and amortization                       35,588           12,534
   Compensation and professional
       services (Note 2)                                   --         2,468,000
   Financing                                            6,569               --
   Foreign exchange loss                                 (516)          43,806
                                                -------------     ------------
                                                      649,805        3,710,918
                                                -------------     ------------

Loss before other income                             (561,953)      (3,570,307)

Other income                                              383           26,205
                                                -------------     ------------

Net loss                                        $    (561,570)    $ (3,544,102)
                                                =============     ============
-------------------------------------------------------------------------------

Net loss per share, basic
   and diluted (Note 1)                          $      (0.07)    $      (0.47)
                                                 ============     ============
Weighted average shares outstanding,
   basic and diluted                                7,848,148        7,601,573
                                                 ============     ============

-------------------------------------------------------------------------------



   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

                                                  FEBRUARY 28        August 31
                                                         2001             2000
                                                    ---------          --------
ASSETS
Current
   Cash                                         $      48,543     $    258,038
   Accounts receivable (net of allowance -
       $24,949, August 2000 - $12,263)                153,126          548,072
   Inventory                                           25,630           30,438
   Prepaids                                            13,703           13,444
                                                -------------      -----------
                                                      241,002          849,992

Capital assets                                        143,642          101,327
Other assets                                           25,756           22,907
                                                -------------      -----------

                                                $     410,400     $    974,226
                                                =============     ============

-------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable and accrued liabilities     $     290,982     $    294,010
   Due to related parties (Note 4)                    160,593          166,390
                                                -------------      -----------
                                                      451,575          460,400
                                                -------------      -----------

SHAREHOLDERS' DEFICIENCY
Preferred stock (Note 3)                                  900              900
Common stock (Note 3)                                     910              910
Contributed surplus                                 8,841,760        8,835,191
Deficit                                            (8,884,745)      (8,323,175)
                                                -------------      -----------
                                                      (41,175)         513,826
                                                -------------      -----------

                                                $     410,400      $   974,226
                                                =============      ===========


-------------------------------------------------------------------------------


   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

                                                        Six Months Ended
                                                           February 28
                                                  -----------------------------
                                                      2001               2000
                                                    ---------          --------

Cash flows from (applied to)

   OPERATING
       Net loss                                    $  (561,570)  $  (3,544,102)
       Accrued compensation and professional
           services expense                                 --       2,468,000
       Depreciation and amortization                    35,588          12,534
       Imputed interest                                  3,244              --
                                                  ------------    ------------
                                                      (522,738)     (1,063,568)
       Changes in
           Receivables                                 394,946        (212,475)
           Inventory                                     4,808          (2,559)
           Prepaid expenses                               (259)       (199,319)
           Accounts payable and accrued liabilities     (3,027)        (10,911)
           Refundable investment tax credits                --           4,646
                                                  ------------    ------------
                                                      (126,270)     (1,484,186)

   FINANCING
       Decrease in subscription receivable                  --       1,388,101
       Advances from related parties                    (5,797)             --
                                                  ------------    ------------
                                                        (5,797)      1,388,101
                                                  ------------    ------------

   INVESTING
       Purchase of other assets                         (3,940)         (1,245)
       Purchase of capital assets                      (76,703)        (60,391)
       Sale of capital assets                            1,135              --
                                                  ------------    ------------
                                                       (79,508)        (61,636)
                                                  ------------    ------------

Foreign currency translation adjustment                  2,080          60,491
                                                  ------------    ------------

Decrease in cash and cash equivalents
   during the year                                    (209,495)        (97,230)

Cash and cash equivalents, beginning of period         258,038          494,614
                                                  ------------    -------------

Cash and cash equivalents, end of period          $     48,543    $     397,384
                                                  ============    =============



   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
February 28, 2001
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
February 28, 2001
-------------------------------------------------------------------------------

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

A summary of the status of the Company's option plans as of February 28, 2001 and changes during the period ending on that date is represented below:


                                                                 Weighted Avg.
                                                   SHARES       EXERCISE PRICE
                                                   ------       --------------
Outstanding, beginning of period                1,100,000         $       0.80
Granted                                                --
Exercised                                              --
                                               ----------         ------------

Outstanding, end of period                      1,100,000         $       0.80
                                               ==========

Options exercisable at period-end               1,100,000
                                               ==========

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
February 28, 2001
-------------------------------------------------------------------------------

2. COMPENSATION AND PROFESSIONAL SERVICES EXPENSE AND STOCK OPTIONS (CONTINUED)

The following table summarizes information about options outstanding and exercisable at February 28, 2001:


Range of                Number          Weighted Avg.
Exercise            Oustanding              Remaining            Weighted Avg.
PRICES         AND EXERCISABLE       CONTRACTUAL LIFE           EXERCISE PRICE
--------       ---------------       ----------------           --------------

$0.80                1,100,000             1.50 years              $      0.80


-------------------------------------------------------------------------------

3.     CAPITAL STOCK


                                                         FEBRUARY 28  August 31
                                                                2001       2000
                                                         -----------  ---------
Authorized
  80,000,000 Common shares with a par value of $0.0001
  20,000,000 Preferred shares with a par value of $0.0001
             (of which 9,000,000 are Series A Special
             Voting Preferred shares)
Issued
  9,000,000 Series A Special Voting Preferred shares      $     900   $    900
  9,101,573 Common shares (August 31, 2000 - 9,101,573)         910        910
                                                           --------   --------

                                                          $   1,810   $  1,810
                                                          =========   ========


-------------------------------------------------------------------------------

4.     DUE TO RELATED PARTIES


                                                         FEBRUARY 28  August 31
                                                                2001       2000
                                                         -----------  ---------

Due to shareholders                                      $   160,593  $ 166,909
                                                         ===========  =========

The due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

-------------------------------------------------------------------------------
ROMPUS INTERACTIVE CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
February 28, 2001
-------------------------------------------------------------------------------

5.     INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment.

The company's sales were distributed as follows:


                                                       Three Month Period
                                                        ENDED FEBRUARY 28
                                                ------------------------------

       Canada                                    $ 114,174(2000 - $80,963)
       United States                             $    51,036  (2000 - $83,176)
       United Kingdom                            $       Nil  (2000 - $Nil)
       Puerto Rico                               $       Nil  (2000 - $1,600)

                                                           Six Month Period
                                                           ENDED FEBRUARY 28
                                                 ------------------------------

       Canada                                    $ 423,267(2000 - $201,297)
       United States                             $   305,064  (2000 - $102,023)
       United Kingdom                            $     2,507  (2000 - $Nil)
       Puerto Rico                               $       Nil  (2000 - $1,600)

-------------------------------------------------------------------------------

6.     FISCAL 2000 FOURTH QUARTER ADJUSTMENTS

Compensation expense of $1,320,000 and selling, general and administrative expenses of $173,674 included in previous quarters' financial statements were reversed in the fourth quarter of fiscal 2000, with corresponding adjustments to contributed surplus and accounts payable and accrued liabilities respectively. These adjustments are reflected in the fiscal 2000 comparative numbers on the statement of operations for the six month period ended February 28, 2001.